Form 10-Q
period 1996-03-31
HAGGAR CORP
filed 1996-05-14
CIK 892533

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        FOR THE TRANSITION PERIOD FROM               TO               .

                        COMMISSION FILE NUMBER: 0-20850

                                  HAGGAR CORP.
           (Exact name of the registrant as specified in the charter)

           NEVADA                   75-2187001
(State or other jurisdiction     (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

                               6113 LEMMON AVENUE
                              DALLAS, TEXAS 75209
                    (Address of principal executive offices)

                        TELEPHONE NUMBER (214) 352-8481
              (Registrant's telephone number including area code)

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    As of May 10, 1996, there were 8,551,382 shares of the Registrant's Common Stock outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         HAGGAR CORP. AND SUBSIDIARIES

                                     INDEX

Part I.  Financial Information

  Item 1.  Financial Statements
    Consolidated Statements of Operations
     (Three and six months ended March 31, 1996 and 1995)...........................          3
    Consolidated Balance Sheets
     (As of March 31, 1996 and September 30, 1995)..................................          4
    Consolidated Statements of Cash Flows
     (Six months ended March 31, 1996 and 1995).....................................          5
    Notes to Consolidated Financial Statements......................................        6-8

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................       9-11

Part II.  Other Information.

  Item 1.  Legal Proceedings........................................................         11

  Item 4.  Submission of Matters to a Vote of Security Holders......................         11

  Item 6.  Exhibits and Reports on Form 8-K.........................................         12

Signature...........................................................................         12

Exhibit

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       MARCH 31,                 MARCH 31,
                                                                ------------------------  ------------------------
                                                                   1996         1995         1996         1995
                                                                -----------  -----------  -----------  -----------
Net sales.....................................................  $   110,840  $   121,118  $   209,258  $   242,151
Cost of goods sold............................................       80,740       90,088      152,073      175,768
                                                                -----------  -----------  -----------  -----------
  Gross profit................................................       30,100       31,030       57,185       66,383
Selling, general and administrative expenses..................      (26,999)     (27,001)     (52,488)     (54,048)
Royalty income, net...........................................          603          582        1,240        1,233
                                                                -----------  -----------  -----------  -----------
Operating income..............................................        3,704        4,611        5,937       13,568
Other income (expense), net...................................         (271)         208         (121)         397
Interest expense..............................................         (880)      (1,199)      (1,649)      (1,738)
                                                                -----------  -----------  -----------  -----------
Income from operations before provision for income taxes......        2,553        3,620        4,167       12,227
Provision for income taxes....................................          969        1,453        1,579        4,724
                                                                -----------  -----------  -----------  -----------
Net income....................................................  $     1,584  $     2,167  $     2,588  $     7,503
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Net income per common share and common share equivalent.......  $      0.19  $      0.25  $      0.30  $      0.87
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Weighted average number of common shares and common share
 equivalents outstanding......................................        8,551        8,653        8,551        8,660
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31,   SEPTEMBER 30,
                                                                          1996          1995
                                                                       -----------  -------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $   2,872    $   2,230
  Accounts receivable, net...........................................      63,964       66,967
  Inventories........................................................     144,632      138,907
  Deferred tax benefit...............................................      10,825       12,828
  Federal income taxes receivable....................................         530       --
  Insurance receivable...............................................      --           23,990
  Other current assets...............................................       2,155        4,288
                                                                       -----------  -----------
    Total current assets.............................................     224,978      249,210
Property, plant, and equipment, net..................................      62,761       56,616
Marketable securities................................................      --            4,630
Other assets.........................................................       1,607        4,896
                                                                       -----------  -----------
                                                                        $ 289,346    $ 315,352
                                                                       -----------  -----------
                                                                       -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $  23,309    $  26,448
  Accrued liabilities................................................      20,744       30,484
  Accrued wages and other employee compensation......................       2,924        3,343
  Accrued workers' compensation expense..............................       6,278        7,233
  Federal income taxes payable.......................................      --              771
  Short-term borrowings..............................................       1,917        1,635
  Current portion of long-term debt..................................         453          447
                                                                       -----------  -----------
    Total current liabilities........................................      55,625       70,361
Long-term debt.......................................................      65,377       78,585
                                                                       -----------  -----------
  Total liabilities..................................................     121,002      148,946
STOCKHOLDERS' EQUITY
Common stock -- par value $0.10 per share; 25,000,000 shares authorized and 8,560,636 shares issued at March 31, 1996 and
 September 30, 1995..................................................         856          856
Additional paid-in capital...........................................      41,641       41,641
Unrealized loss on marketable securities.............................      --             (206)
Retained earnings....................................................     125,848      124,116
                                                                       -----------  -----------
                                                                          168,345      166,407
Less -- Treasury stock, 9,254 shares at par value....................          (1)          (1)
                                                                       -----------  -----------
  Total stockholders' equity.........................................     168,344      166,406
                                                                       -----------  -----------
                                                                        $ 289,346    $ 315,352
                                                                       -----------  -----------
                                                                       -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..........................................................................  $      2,588  $      7,503
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization.....................................................         1,887         1,545
    Loss (gain) on disposal of property, plant, and equipment.........................            51           (10)
    Loss on sales of marketable securities............................................           532       --
    Changes in assets and liabilities --
      Accounts receivable, net........................................................         3,003        13,626
      Inventories.....................................................................        (5,725)      (32,310)
      Federal income tax receivable...................................................          (530)      --
      Deferred tax benefit............................................................         1,873          (426)
      Insurance receivable............................................................        23,990       --
      Other current assets............................................................         1,539         1,958
      Accounts payable................................................................        (3,139)      (15,501)
      Accrued liabilities and federal income taxes payable............................       (10,511)       (7,993)
      Accrued wages and other employee compensation...................................          (419)       (3,897)
      Accrued workers' compensation expense...........................................          (955)         (461)
                                                                                        ------------  ------------
        Net cash provided by (used in) operating activities...........................        14,184       (35,966)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net.......................................        (8,083)      (14,669)
Proceeds from the sale of marketable securities.......................................         5,028       --
(Increase) decrease in other assets...................................................         3,289           (82)
                                                                                        ------------  ------------
        Net cash provided by (used in) investing activities...........................           234       (14,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings...............................................           282           197
Proceeds from issuance of long-term debt..............................................       266,000       193,000
Payments on long-term debt............................................................      (279,202)     (142,187)
Payments of cash dividends............................................................          (856)         (854)
Net proceeds from the issuance of common stock........................................       --                198
                                                                                        ------------  ------------
        Net cash provided by (used in) financing activities...........................       (13,776)       50,354
Increase (decrease) in cash and cash equivalents......................................           642          (363)
Cash and cash equivalents, beginning of period........................................         2,230         2,612
                                                                                        ------------  ------------
Cash and cash equivalents, end of period..............................................  $      2,872  $      2,249
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosure of cash flow information
Cash paid for:
  Interest, net of amounts capitalized................................................  $      1,166  $        635
  Income taxes........................................................................  $        265  $      7,458

  The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS.

    The consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the three and six months ended March 31, 1996, and the consolidated statements of cash flows for the six months ended March 31, 1996, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 1996, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

CONCENTRATIONS OF CREDIT RISK.

    Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. For the three months ended March 31, 1996, two customers accounted for 25.8% and 9.2%, respectively, of the Company's net sales and for the three months ended March 31, 1995, the same two customers accounted for 26.3% and 10.1%, respectively, of the Company's net sales. The same two customers accounted for 28.0% and 8.8%, respectively, of the Company's net sales during the six months ended March 31, 1996, and 31.3% and 9.1%, respectively, of the Company's net sales during the six months ended March 31, 1995. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES.

    Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 1996, and September 30, 1995 (in thousands):

                                                                               MARCH 31,   SEPTEMBER 30,
                                                                                 1996          1995
                                                                              -----------  -------------
Piece goods.................................................................  $    24,347   $    22,260
Trimmings & supplies........................................................        8,729        11,808
Work-in-process.............................................................       19,909        27,614
Finished garments...........................................................       91,647        77,225
                                                                              -----------  -------------
                                                                              $   144,632   $   138,907
                                                                              -----------  -------------
                                                                              -----------  -------------

    Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

INSURANCE RECEIVABLE.

    On May 5, 1995, severe thunderstorms struck the Dallas-Fort Worth metropolitan area causing widespread damage. During the high winds and heavy rains caused by these thunderstorms, a portion of the roof over the Company's main distribution center collapsed. The Company has received a $35,000,000 insurance settlement related to the inventory and approximately $5,100,000 related to real and personal property damaged during the storm. As of September 30, 1995, the Company had received $15,000,000 of the $35,000,000 insurance inventory claim. At that point in time the claims for real and other personal property damage had not yet been submitted to the insurance carrier. Accordingly, a receivable of $20,000,000 related to the uncollected portion of the inventory claim and approximately $4,000,000 related to the estimated real and other personal property claim is reflected in the accompanying balance sheet as of September 30, 1995. Collections in excess of the recorded receivable resulted in a $1,100,000 gain, from the settlement of the real and other personal property claims and is included in selling, general and administrative expenses for the three and six months ended March 31, 1996.

FINANCIAL INSTRUMENTS.

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting requirements for both investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company had net investments in preferred stock of approximately $5,224,000 as of September 30, 1995. These investments were classified as available-for-sale securities and were reported at their fair value as of September 30, 1995, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. During the second quarter of fiscal 1996, the Company sold all of its investments in preferred stock and equity securities. The proceeds from the sale were used to reduce borrowings under the Company's line of credit.

    Realized gains and losses on investments in preferred stocks were determined on a specific identification basis. For the three and six months ended March 31, 1996, realized losses of $532,000 have been recorded. For the three and six months ended March 31, 1995, there were no realized gains or losses recognized. The realized gains and losses for the three and six months ended March 31, 1996, are included in "Other income, net" stated in the accompanying Consolidated Statements of Operations.

    For the three and six months ended March 31, 1996, the Company earned dividend and interest income of $35,000 and $146,000, respectively, compared to dividend and interest income for the same periods in the prior fiscal year of $158,000 and $321,000, respectively.

LONG-TERM DEBT

    Long-term debt consisted of the following at March 31, 1996, and September 30, 1995 (in thousands):

                                                                                MARCH 31,   SEPTEMBER 30,
                                                                                  1996          1995
                                                                               -----------  -------------
Borrowings under revolving credit line.......................................   $  36,000    $    49,000
Industrial Development Revenue Bonds with interest at a rate equal to that of high-quality, short-term, tax-exempt obligations, as defined (3.35% at March
 31, 1996), payable in annual installments of $100, and a final payment of
 $2,000 in 2005, secured by certain buildings and equipment..................       2,900          3,000
Senior Notes Payable.........................................................      25,000         25,000
Other........................................................................       1,930          2,032
                                                                               -----------  -------------
                                                                                   65,830         79,032
Less -- Current portion......................................................         453            447
                                                                               -----------  -------------
                                                                                $  65,377    $    78,585
                                                                               -----------  -------------
                                                                               -----------  -------------

    As of March 31, 1996, the Company had a $100,000,000 revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had additional available borrowing capacity of approximately $55,000,000 under this Agreement at March 31, 1996. The Company incurred approximately $72,000 in commitment fees related to the available borrowing capacity during the six month period ended March 31, 1996. The interest rates for the six month period ended March 31, 1996, ranged from 6.63% to 8.75%. The facility will mature December 31, 1997, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivables and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. Effective December 31, 1995, the Agreement was amended to relax certain of these financial ratios for the first and second quarters of fiscal 1996. In addition, the Agreement requires the Company and Haggar Clothing Co. (the Company's main operating subsidiary) to maintain tangible net worth, as defined, in excess of $144,900,000 and $40,000,000, respectively, as of March 31, 1996.

    In the first quarter of fiscal 1995, the Company completed the sale and issuance of $25,000,000 in senior notes. The proceeds from the notes have been used to partially fund the construction of the Company's new Customer Service Center. Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitation on additional indebtedness and the maintenance of certain net worth requirements. The balance of the cost of the Customer Service Center has been financed with internally generated funds and bank borrowings.

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

    Net income per common share and common share equivalent is calculated by dividing net income applicable to common stock by the weighted average shares of common stock and common stock equivalents outstanding. Common share equivalents represent the effect, if any, of the assumed purchase of common shares, using the treasury stock method, under the Company's long-term incentive plan.

SUBSEQUENT EVENTS

    Subsequent to March 31, 1996, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on April 29, 1996. The dividend of approximately $428,000 will be paid on May 13, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

RESULTS OF OPERATIONS

    The Company's second quarter of fiscal 1996 net income to common stockholders of $1.6 million compares to net income of $2.2 million in the second quarter of fiscal 1995. The reduction in net income is primarily the result of decreased net sales during the second quarter of fiscal 1996 compared to net sales during the second quarter of fiscal 1995.

    Net sales for the second quarter ended March 31, 1996, decreased 8.5% to $110.8 million from $121.1 million for the second quarter of fiscal 1995. The decrease in net sales for the second quarter of fiscal 1996 is the combined result of a 3.7% decrease in unit sales and a 4.6% decrease in the average sales price. Net sales for the six months ended March 31, 1996, decreased 13.6% to $209.3 million compared to $242.2 million in the prior fiscal year. The 13.6% decrease in the first six months of fiscal 1996 is the combined result of a 11.2% decrease in unit sales and a 2.2% decrease in the average sales price. For the three and six months ended March 31, 1996, the decrease in net sales is primarily the result of decreased holiday sales at the retail level during the first quarter of fiscal 1996, and severe weather conditions in the Eastern U.S. during portions of the second quarter of fiscal 1996, which slowed the efforts to clear year-end inventory left over from the decreased holiday sales.

    Gross profit as a percentage of net sales increased to 27.2% in the second quarter of fiscal 1996 compared to 25.6% in the second quarter of the prior fiscal year. Gross profit for the first six months of fiscal 1996 remained relatively stable at 27.3% compared to 27.4% in the first six months of fiscal 1995. For the second quarter of fiscal 1995 gross profit was reduced as a result of a $3.0 million markdown on shirts and a $2.0 million write-off as a result of the Company closing its Robstown manufacturing facility. The Company took the markdown on sport shirts because those shirts had not been delivered as well as expected, due to initial start-up problems in this new business line. The Company closed its Robstown facility to reduce domestic manufacturing capacity to control inventory growth that had resulted from overall softness in the retail environment. The Company's continuing efforts to reduce its excess inventories during the second quarter of fiscal 1996 resulted in lower sales prices and lower gross margins and may again result in lower sales prices and lower gross margins in the third quarter of fiscal 1996.

    Selling, general and administrative expenses as a percentage of net sales increased to 24.4% in the second quarter of fiscal 1996 compared to 22.3% in the second quarter of fiscal 1995. For the six months ended March 31, 1996, selling, general and administrative expenses as a percentage of net sales increased to 25.1% compared to 22.3% in the first six months of the prior fiscal year. The increase in selling, general and administrative expenses as a percent of net sales is primarily the result of lower net sales volume in the second quarter and the first six months of fiscal 1996. In addition, distribution costs for the three and six months ended March 31, 1996 exceeded the distribution costs for the three and six months ended March 31, 1995 by $0.3 million and $1.8 million, respectively. The increase in distribution costs resulted primarily from the use of additional labor, used in temporary distribution facilities, pending completion of the Company's new Customer Service Center (CSC) located in Fort Worth, Texas. As the Company completes its ongoing transition to the CSC it anticipates less need for that additional labor, and such costs should gradually decrease. However, delays in completing this transition could impact how quickly those costs can be decreased. Additionally, $2.3 million of the increased selling, general and administrative expenses was the result of the 18 retail stores now open and operational as a part of the Company's retail division. The increase in selling, general and administrative expenses was offset by a $1.1 million gain resulting from the final settlement of substantially all claims with the Company's insurance carrier related to the Company's damaged distribution center and warehouse.

    Other expense, for the second quarter of fiscal 1996, increased to $0.3 million compared to $0.2 million in other income for the second quarter of fiscal 1995. For the first six months of fiscal 1996, other expense increased to $0.1 million compared to other income of $0.4 million in the first six months of the prior fiscal year. The increase in other expense primarily reflects the sale of the marketable security portfolio for a loss of approximately $0.5 million in the second quarter of fiscal 1996.

    Interest expense in the second quarter of fiscal 1996 decreased to $0.9 million compared to $1.2 million in the second quarter of fiscal 1995. Interest expense for the first six months of fiscal 1996 decreased to $1.6 million compared to interest expense of $1.7 million in the first six months of fiscal 1995. The decrease in interest expense for the second quarter and the first six months of fiscal 1996 is the result of capitalization of interest related to the Company's new Customer Service Center. The Company capitalized interest expense related to the Customer Service Center of approximately $0.7 million and $1.4 million during the second quarter and first six months of fiscal 1996, respectively.

    Income tax expense for the second quarter of fiscal 1996, as a percent of income before provision for income taxes, was 38.0% compared to 40.1% in the second quarter of fiscal 1995. For the six months ended March 31, 1996, income tax expense as a percent of income before provision for income taxes was 37.9% compared to 38.6% in the first six months of 1995. The effective tax rates for both the second quarter and the first six months of fiscal 1996 and 1995 differ from the statutory rate because of certain permanent tax differences. The permanent tax differences include income from tax-free investments and equity securities which qualify for the 70% dividend exclusion and losses from a foreign subsidiary for which the Company receives no tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $3.0 million to $64.0 million at March 31, 1996 from $67.0 million at September 30, 1995. This decrease in trade accounts receivable is the result of decreased sales volume in the second quarter of fiscal 1996, and seasonal reductions.

    Inventories as of March 31, 1996, increased to $144.6 million from $138.9 million at September 30, 1995. Lower than expected sales during the first quarter holiday season and inclement weather counteracted the Company's efforts to reduce inventory during the first six months of fiscal 1996. Although inventory levels were reduced during the second quarter of fiscal 1996, adjustments in both domestic and offshore production have not yet brought inventories back to their desired levels.

    The Company's ongoing external financing needs are met through an unsecured revolving credit facility with certain banks. The Agreement provides the Company with a $100.0 million line of credit. The amount available under the Agreement is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Agreement. Effective December 31, 1995, the Agreement was amended to relax certain financial covenants for the first and second quarters of fiscal 1996. As of March 31, 1996, the Company had $36.0 million outstanding under the Agreement and had additional borrowing capacity of approximately $55.0 million. The interest rates for the six month period ended March 31, 1996, ranged from 6.63% to 8.75%.

    In the first quarter of fiscal 1995, the Company completed the sale and issuance of $25.0 million in senior notes. Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year.

The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness, and the maintenance of certain net worth requirements.

    In addition, the Haggar UK subsidiary has established a $2.4 million line of credit with a bank in the United Kingdom to fund operating activities. As of March 31, 1996, the subsidiary had approximately $1.9 million outstanding under this line of credit. The line of credit is collateralized by a letter of credit from the Company and is payable upon demand. Interest under the line of credit is payable at 1% above the bank's base rate.

    Although there are no material commitments for capital expenditure, the Company expects to continue to open retail stores.

    The Company provided cash from operating activities for the six months ended March 31, 1996 primarily as a result of the decrease in insurance receivable of $24.0 million due to the collection of proceeds from the insurance carrier, offset by a decrease in accrued liabilities and federal income taxes payable of $10.5 million. For the six months ended March 31, 1995 the Company used cash in operating activities primarily as the result of an increase in inventories of $32.2 million offset by a decrease in accounts payable of $15.5 million as well as a decrease in accounts receivable, net of $13.6 million. For the six months ended March 31, 1996, the Company provided cash flows in investing activities of $5.0 million by selling all of its investments in preferred stock and equity securities in the first quarter of 1996. Additional investing cash flows were provided by a decrease in other assets of $3.3 million offset by the purchase of $8.1 million in property, plant and equipment. For the six months ended December 31, 1995 cash flows were used in investing activities as the result of the purchase of $14.7 million in property, plant and equipment. Cash flows used in financing activities for the six months ended March 31, 1996, were primarily the result of payment of $279.2 million on long-term debt offset by the issuance of $266.0 million in long-term debt. For the six months ended March 31, 1995 cash provided by financing activities was primarily the result of issuance of long-term debt of $193.0 million offset by payments on long-term debt of $142.1 million.

    The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

PART
II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

    An additional party has sought to intervene as a plaintiff in the suit filed on August 31, 1995, in the 103rd Judicial District Court of Cameron County, Texas, by Ernest Jaramillo, et al. The intervening parties, Annie V. Coleman individually and as next friend to Valencia Henry, Christopher Henry, and Ira H. Jeffrey, minors, seek unspecified actual and punitive damages allegedly resulting from the death of Lynnice W. Henry during the storm and roof collapse on May 5, 1995. Although the amount of any liability that could arise with respect to the current or any such future actions cannot be accurately predicted, the Company does not believe any such liability will have a material adverse effect on the financial position of the Company.

    The Company maintains general liability, workers compensation, and employers liability insurance. The Company intends to pass back the costs associated with the storm related lawsuits to its insurance carriers, under the applicable policies, subject to the deductible limits and other provisions of those policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's Annual Meeting of Stockholders was held on February 8, 1996. At such meeting, J.M. Haggar, III and Norman E. Brinker were elected to serve as directors of the Company for a three-year term and until their respective successors are elected and qualified. Of 7,674,469 shares represented at the meeting in person or by proxy, Messrs. Haggar and Brinker received 7,658,881 and

7,658,911 votes, respectively, for their election as directors. Other directors whose term of office continued after the meeting are Frank D. Bracken, Ralph A. Beattie, Richard W. Heath, Rae F. Evans and Carlos H. Cantu.

    The appointment of Arthur Andersen LLP was ratified with 7,661,586 shares voted for, 9,151 shares voted against, no broker nonvotes and 3,732 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                                                                                        PAGES
                                                                                      ---------

       10(a) Fifth Amendment to Credit Agreement between the Company and Texas            14-31
           Commerce Bank, as Agent for a bank syndicate.

       11  Statement Regarding Computation of Net Income per Common Share.                   32

         (b) No reports on Form 8-K filed have been filed during the quarter for which this report is filed.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Haggar Corp.,

Date: May 10, 1996                        By: /s/ Ralph A. Beattie
                                             -----------------------------------
                                             Ralph A. Beattie
                                             Executive Vice President
                                             Chief Financial Officer
                                             Signed on behalf of the registrant
                                             and as principal financial officer.