Form 10-Q
period 1996-06-30
HAGGAR CORP
filed 1996-08-13
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q
                                 _______________

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.
                                       OR
 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER:  0-20850


                                  HAGGAR CORP.
           (Exact name of the registrant as specified in the charter)



            NEVADA                                          75-2187001
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

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

Yes  X    No
    ---      ---
As of August 12, 1996, there were 8,551,382 shares of the Registrant's Common Stock outstanding.

                    HAGGAR CORP. AND SUBSIDIARIES

                                INDEX

Part I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Operations
      (Three and nine months ended June 30, 1996 and 1995)               3

      Consolidated Balance Sheets
      (As of June 30, 1996 and September 30, 1995)                       4

      Consolidated Statements of Cash Flows
      (Nine months ended June 30, 1996 and 1995)                         5

      Notes to Consolidated Financial Statements                       6-9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      10-12

Part II. Other Information.

   Item 1.  Legal Proceedings                                           12
   Item 6.  Exhibits and Reports on Form 8-K                            13

Signature                                                               13

Exhibit

                       HAGGAR CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended      Nine Months Ended
                                                          June 30,                June 30,
                                                    --------------------    --------------------
                                                      1996        1995        1996        1995
                                                    --------    --------    --------    --------
Net sales                                           $103,769    $ 85,182    $313,027    $327,333

Cost of goods sold                                    74,836      63,251     226,910     239,019
                                                    --------    --------    --------    --------
  Gross profit                                        28,933      21,931      86,117      88,314

Selling, general and administrative expenses         (26,667)    (28,794)    (79,155)    (82,842)
Loss from storm damage                                    --     (24,000)         --     (24,000)
Royalty income, net                                      653       1,019       1,893       2,252
                                                    --------    --------    --------    --------
Operating income (loss)                                2,919     (29,844)      8,855     (16,276)

Other income, net                                        318         161         198         558

Interest expense                                      (1,475)     (1,433)     (3,124)     (3,171)
                                                    --------    --------    --------    --------
Income (loss) from operations before provision
 (benefit) for income taxes                            1,762     (31,116)      5,929     (18,889)

Provision  (benefit) for income taxes                    680     (11,379)      2,259      (6,655)
                                                    --------    --------    --------    --------
Net income (loss)                                   $  1,082  $  (19,737)     $3,670    $(12,234)
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------
Net income (loss) per common share and
  common share equivalent                           $   0.13    $  (2.30)   $   0.43    $  (1.42)
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------
Weighted average number of common shares
  and common share equivalents outstanding             8,552       8,588       8,552       8,636
                                                    --------    --------    --------    --------
                                                    --------    --------    --------    --------


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                     June 30,     September 30,
                                                       1996           1995
                                                   -----------    -------------
                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $  2,864       $  2,230
  Accounts receivable, net                            41,170         66,967
  Inventories                                        144,814        138,907
  Deferred tax benefit                                10,792         12,828
  Insurance receivable                                    --         23,990
  Other current assets                                 1,861          4,288
                                                    --------       --------
    Total current assets                             201,501        249,210

Property, plant, and equipment, net                   63,598         56,616
Marketable securities                                     --          4,630
Other assets                                           1,758          4,896
                                                    --------       --------
                                                    $266,857       $315,352
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 20,896       $ 26,448
  Accrued liabilities                                 23,220         27,776
  Accrued wages and other employee compensation        2,419          3,343
  Accrued workers' compensation expense                6,453          7,233
  Accrued health insurance expense                     3,027          2,708
  Federal income taxes payable                           130            771
  Short-term borrowings                                2,058          1,635
  Current portion of long-term debt                      315            447
                                                    --------       --------
    Total current liabilities                         58,518         70,361

Long-term debt                                        39,340         78,585
                                                    --------       --------
    Total liabilities                                 97,858        148,946

STOCKHOLDERS' EQUITY
Common stock - par value $0.10 per share; 25,000,000
 shares authorized and 8,560,636 shares issued at
 June 30, 1996 and September 30, 1995                    856            856
Additional paid-in capital                            41,641         41,641
Unrealized loss on marketable securities                  --           (206)
Retained earnings                                    126,503        124,116
                                                    --------       --------
                                                     169,000        166,407
Less - Treasury stock, 9,254 shares at par value          (1)            (1)
    Total stockholders' equity                       168,999        166,406
                                                    --------       --------
                                                    $266,857       $315,352
                                                    --------       --------
                                                    --------       --------

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)

                                                                  Nine Months Ended
                                                                      June 30,
                                                               -----------------------
                                                                 1996         1995
                                                               ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   3,670     $ (12,234)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                    4,031        (2,337)
  Loss (gain)  on disposal of property, plant, and equipment        (190)          144
  Loss (gain)  on sales of marketable securities                     532           (85)
  Changes in assets and liabilities-
    Accounts receivable, net                                      25,797        38,952
    Inventories                                                   (5,907)      (22,805)
    Federal income tax receivable                                     --          (936)
    Deferred tax benefit                                           1,906       (12,116)
    Insurance receivable                                          23,990        (8,869)
    Other current assets                                           1,833           812
    Accounts payable                                              (5,552)      (23,228)
    Accrued liabilities and federal income taxes payable          (5,197)        9,053
    Accrued wages and other employee compensation                   (924)       (3,564)
    Accrued health insurance expense                                 319          (204)
    Accrued workers' compensation expense                           (780)          (66)
                                                               ---------     ---------
      Net cash provided by (used in) operating activities         43,528       (32,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                  (11,087)      (22,388)
Proceeds from the sale of property, plant and equipment              264            --
Proceeds from the sale of marketable securities                    5,028           861
(Increase) decrease in other assets                                3,138          (140)
                                                               ---------     ---------
      Net cash used in investing activities                       (2,657)      (21,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                              423           439
Proceeds from issuance of long-term debt                         349,000       311,000
Payments on long-term debt                                      (388,377)     (257,236)
Payments of cash dividends                                        (1,283)       (1,281)
Net proceeds from the issuance of common stock                        --           198
                                                               ---------     ---------
      Net cash provided by (used in) financing activities        (40,237)       53,120

Increase (decrease) in cash and cash equivalents                     634        (1,356)
Cash and cash equivalents, beginning of period                     2,230         2,612
                                                               ---------     ---------
Cash and cash equivalents, end of period                       $   2,864     $   1,256
                                                               ---------     ---------
                                                               ---------     ---------
Supplemental disclosure of cash flow information
Cash paid for:
  Interest, net of amounts capitalized                        $   2,304      $   2,196
  Income taxes                                                $     392      $   8,294

               The accompanying notes are an integral part of these consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three and nine months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended June 30, 1996 and 1995, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 1996, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. For the three months ended June 30, 1996, two customers accounted for 25.1% and 10.5%, respectively, of the Company's net sales and for the three months ended June 30, 1995, the same two customers accounted for 25.8% and 7.0%, respectively, of the Company's net sales. The same two customers accounted for 27.0% and 9.3%, respectively, of the Company's net sales during the nine months ended June 30, 1996, and 29.8% and 8.5%, respectively, of the Company's net sales during the nine months ended June 30, 1995. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.


INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 1996, and September 30, 1995 (in thousands):

                                         June 30,        September 30,
                                           1996               1995
                                        ---------        -------------
        Piece goods                     $  23,129           $  22,260
        Trimmings & supplies                6,824              11,808
        Work-in-process                    18,844              27,614
        Finished garments                  96,017              77,225
                                        ---------           ---------
                                        $ 144,814           $ 138,907
                                        ---------           ---------
                                        ---------           ---------


Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

INSURANCE RECEIVABLE.

On May 5, 1995, severe thunderstorms struck the Dallas - Fort Worth metropolitan area causing widespread damage. During the high winds and heavy rains caused by these thunderstorms, a portion of the roof over the Company's main distribution center collapsed. The Company has received a $35,000,000 insurance settlement related to the inventory and approximately $5,100,000 related to real and personal property damaged during the storm. As of September 30, 1995, the Company had received $15,000,000 of the $35,000,000 insurance inventory claim. At that point in time the claims for real and other personal property damage had not yet been submitted to the insurance carrier. Accordingly, a receivable of $20,000,000 related to the uncollected portion of the inventory claim and approximately $4,000,000 related to the estimated real and other personal property claim is reflected in the accompanying balance sheet as of September 30, 1995. Collections in excess of the recorded receivable resulted in a $1,100,000 gain from the settlement of the real and other personal property claims and reduced selling, general and administrative expenses for the nine months ended June 30, 1996.

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

Realized gains and losses on investments in preferred stocks were determined on a specific identification basis. For the nine months ended June 30, 1996, realized losses of $532,000 have been recorded. For the three and nine months ended June 30, 1995, realized gains of $85,000 have been recorded. The realized gains and losses for the three and nine months ended June 30, 1996 and 1995, are included in "Other income, net" stated in the accompanying Consolidated Statements of Operations.

For the three and nine months ended June 30, 1996, the Company earned dividend and interest income of $21,000 and $166,000, respectively, compared to dividend and interest income for the same periods in the prior fiscal year of $166,000 and $487,000, respectively.

LONG-TERM DEBT.

Long-term debt consisted of the following at June 30, 1996, and September 30, 1995 (in thousands):

                                                  June 30,    September 30,
                                                    1996          1995
                                                 ---------    -------------
     Borrowings under revolving
       credit line                               $  10,000      $  49,000

     Industrial Development Revenue
       Bonds with interest at a rate equal
       to that of high-quality, short-term,
       tax-exempt obligations, as defined
       (3.40% at June 30, 1996),
       payable in annual installments of
       $100, and a final payment of
       $2,000 in 2005, secured by
       certain buildings and equipment               2,900          3,000
     Senior Notes Payable                           25,000         25,000
     Other                                           1,755          2,032
                                                 ---------      ---------
                                                    39,655         79,032
     Less - Current portion                            315            447
                                                 ---------      ---------
                                                 $  39,340      $  78,585
                                                 ---------      ---------
                                                 ---------      ---------


As of June 30, 1996, the Company had a $100,000,000 revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had additional available borrowing capacity of approximately $81,000,000 under this Agreement at June 30, 1996. The Company incurred approximately $130,000 in commitment fees related to the available borrowing capacity during the nine month period ended June 30, 1996. The interest rates for the nine month period ended June 30, 1996, ranged from 6.63% to 8.75%. The facility will mature December 31, 1997, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivable and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios.
Effective December 31, 1995, the Agreement was amended to relax certain of these financial ratios for the first and second quarters of fiscal 1996. In addition, the Agreement requires the Company and Haggar Clothing Co. (the Company's main operating subsidiary) to maintain tangible net worth, as defined, in excess of $144,900,000 and $40,000,000, respectively, as of June 30, 1996.

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

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT.

Net income per common share and common share equivalent is calculated by dividing net income applicable to common stock by the weighted average shares of common stock and common stock equivalents outstanding. Common share equivalents represent the effect, if any, of the assumed purchase of common shares, using the treasury stock method, under the Company's long-term incentive plan.

SUBSEQUENT EVENTS.

Subsequent to June 30, 1996, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 5, 1996. The dividend of approximately $427,000 will be paid on August 19, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.


RESULTS OF OPERATIONS

The Company's third quarter of fiscal 1996 net income to common stockholders of $1.1 million compares to a net loss of $19.7 million in the third quarter of fiscal 1995. The net loss in the third quarter of 1995 is primarily the result of the $24.0 million loss from storm damage and the impact of decreased sales as a result of the Company's inability to ship product following the May 1995 disaster.

Net sales for the quarter ended June 30, 1996, increased 22.0% to $103.8 million from $85.2 million for the third quarter of fiscal 1995. The increase in net sales is primarily the result of abnormally low sales in the third quarter of fiscal 1995 as a result of the May 1995 disaster. Net sales for the nine months ended June 30, 1996, decreased 4.4% to $313.0 million compared to $327.3 million in the prior fiscal year. The 4.4% decrease in the first nine months of fiscal 1996 reflects an 11.9% increase in unit sales and is offset by a 14.9% decrease in the average sales price. For the nine months ended June 30, 1996, the decrease in net sales is primarily the result of decreased holiday sales at the retail level during the first quarter of fiscal 1996, and severe weather conditions in the Eastern U.S. during portions of the second quarter of fiscal 1996, which slowed the efforts to clear year-end inventory left over from
the decreased holiday sales.   However, during the third quarter of fiscal 1996
net sales were substantially higher than the third quarter fiscal 1995 due to the May 1995 disaster which severely impacted sales volume. Additionally, during the third quarter of fiscal 1996, net sales were lower than anticipated as a result of shipping difficulties in the Company's new Fort Worth Customer Service Center (CSC). Despite acceptable initial test results, the automated shipping systems within the CSC were unable to accommodate under operational conditions the level of shipment volume needed, thus impacting net sales for the quarter.

Gross profit as a percentage of net sales increased to 27.9% in the third quarter of fiscal 1996 compared to 25.7% in the third quarter of the prior fiscal year. The increase in gross profit as a percentage of net sales in the third quarter is primarily the result of a $0.5 million reduction in inventory reserves which were utilized to offset markdowns taken in the third quarter on piece goods and trim inventory. However, gross profit as a percentage of net sales for the third quarter of fiscal 1996 was lower than historical levels due to a decrease in average sales price. Gross profit for the first nine months of fiscal 1996 remained relatively stable at 27.5% compared to 27.0% in the first nine months of fiscal 1995. During the first nine months of fiscal 1996 gross profit was lower than historical levels due to the decreased average sales price. Comparatively, during the first nine months of fiscal 1995 gross profit was lower than historical levels due to a $3.0 million markdown on sport shirts and a $2.0 million write-off as a result of the Company closing its Robstown manufacturing facility. The Company's continuing efforts to reduce its excess inventories during the third quarter of fiscal 1996 were hampered by the shipping difficulties experienced at the CSC.

Selling, general and administrative expenses as a percentage of net sales decreased to 25.7% in the third quarter of fiscal 1996 compared to 33.8% in the third quarter of fiscal 1995. The decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of lower net sales volume in the third quarter of fiscal 1995 as a result of the
May 1995 disaster.   For the nine months ended June 30, 1996 and 1995, selling, general and administrative expenses as a percentage of net sales remained stable at 25.3%. The fact that selling, general and administrative expenses as a percent of net sales is stable compared to an unusual fiscal 1995 is primarily the result of increased distribution costs incurred during the first nine months of fiscal 1996. Distribution costs for the three and nine months ended June 30, 1996 exceeded the distribution costs for the three and nine months ended June 30, 1995 by $2.2 million and $4.1 million, respectively.
The increase in distribution costs in fiscal 1996 resulted primarily from the use of additional labor in temporary distribution facilities pending completion of the CSC. Additionally, during the first nine months $3.3 million of increased selling, general and administrative expenses was the result of 23 retail stores now open and operational as a part of the Company's retail division. The increase in selling, general and administrative expenses was partially offset by a decrease in advertising costs. Advertising costs for the three and nine months ended June 30, 1996 were $2.4 million lower than advertising costs for the three and nine months ended June 30, 1995. For the nine months ended June 30, 1996 the selling, general and administrative expenses have been offset by a $1.1 million gain resulting from the final settlement of substantially all claims with the Company's insurance carrier related to the Company's damaged distribution center and warehouse.

Interest expense in the third quarter of fiscal 1996 remained relatively stable at $1.5 million compared to $1.4 million in the third quarter of fiscal 1995. Interest expense for the first nine months of fiscal 1996 decreased to $3.1 million compared to interest expense of $3.2 million in the first nine months of fiscal 1995. The decrease in interest expense for the first nine months of fiscal 1996 is the result of capitalization of interest related to the Company's new Customer Service Center. The Company capitalized interest expense related to the CSC of approximately $1.4 million during the first nine months of fiscal 1996.

Income tax expense for the third quarter of fiscal 1996, as a percent of income before provision for income taxes, was 38.6% compared to a 36.6% benefit in the third quarter of fiscal 1995. For the nine months ended June 30, 1996, income tax provision as a percent of income before provision for income taxes was 38.1% compared to a 35.2% benefit in the first nine months of 1995. The effective tax rates for both the third quarter and the first nine months of fiscal 1996 and 1995 differ from the statutory rate because of certain permanent tax differences and state income taxes. The permanent tax differences include income from tax-free investments and equity securities which qualify for the 70% dividend exclusion and losses from a foreign subsidiary for which the Company receives no tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $25.8 million to $41.2 million at June 30, 1996 from $67.0 million at September 30, 1995. This decrease in trade accounts receivable is the result of lower than normal sales volume during the first nine months of fiscal 1996, and seasonal reductions.

Inventories as of June 30, 1996, increased to $144.8 million from $138.9 million at September 30, 1995. Lower than expected sales during the first quarter holiday season and inclement weather counteracted the Company's efforts to reduce inventory during the first nine months of fiscal 1996. Additionally, the Company's efforts to reduce inventory were hampered by problems with the automated shipping systems, which were unable under operational conditions to accommodate the level of shipment volume needed at the Company's CSC during the third quarter.

The Company's ongoing external financing needs are met through an unsecured revolving credit facility with certain banks. The Agreement provides the Company with a $100.0 million line of credit. The amount available under the Agreement is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Agreement. Effective December 31, 1995, the Agreement was amended to relax certain financial covenants for the first and second quarters of fiscal 1996. As of June 30, 1996, the Company had $10.0 million outstanding under the Agreement and had additional borrowing capacity of approximately $81.0 million. The interest rates for the nine month period ended June 30, 1996, ranged from 6.63% to 8.75%.

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

In addition, the Haggar UK subsidiary has established a $2.4 million line of credit with a bank in the United Kingdom to fund operating activities. As of June 30, 1996, the subsidiary had approximately $2.1 million outstanding under this line of credit. The line of credit is collateralized by a letter of credit from the Company and is payable upon demand. Interest under the line of credit is payable at 1% above the bank's base rate.

Although there are no material commitments for capital expenditure, the Company expects to continue to open additional retail stores.

The Company provided cash from operating activities for the nine months ended June 30, 1996 primarily as a result of the decrease in insurance receivable of $24.0 million due to the collection of proceeds from the insurance carrier and a $25.8 million decrease in accounts receivable due to lower sales volume and seasonal reductions. For the nine months ended June 30, 1995 the Company used cash in operating activities primarily as a result of an increase in inventories of $22.8 million and a decrease in accounts payable of $23.2 million. For the nine months ended June 30, 1996, the Company used cash flows in investing activities primarily through purchases of property, plant and equipment of $11.0 million offset by proceeds of $5.0 million from the sale of investments in preferred stock and equity securities during the first quarter of 1996. For the nine months ended June 30, 1995 cash flows were used in investing activities as a result of the purchase of $22.4 million in property, plant and equipment.
Cash flows used in financing activities for the nine months ended June 30, 1996, were primarily the result of a net reduction in long-term debt of $39.4 million. For the nine months ended June 30, 1995 cash provided by financing activities was primarily the result of a net increase in long-term debt of $53.8 million.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.


PART II.  OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

As previously reported, the Company is defendant in two lawsuits arising out of the collapse of the roof of its distribution center during a storm on May 5, 1995. The Company maintains general liability, workers compensation, and employers liability insurance. The Company intends to pass back the costs associated with the storm related lawsuits to its insurance carriers, under the applicable policies, subject to the deductible limits and other provisions of those policies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                                                                           Pages


     11   Statement Regarding Computation of Net Income per Common Share.     14

     (b) No reports on Form 8-K filed have been filed during the quarter for which this report is filed.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Haggar Corp.,


Date: August 12, 1996                     By:  /s/ Ralph A. Beattie
                                               ---------------------------
                                               Ralph A. Beattie
                                               Executive Vice President
                                               Chief Financial Officer

                                               Signed on behalf of the
                                               registrant and as principal
                                               financial officer.