Form 10-K405
period 1996-09-30
HAGGAR CORP
filed 1996-12-20
CIK 892533

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                      OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________.


COMMISSION FILE NUMBER: 0-20850

                                 HAGGAR CORP.
            (Exact name of registrant as specified in the charter)

               NEVADA                                     75-2187001
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

                             6113 LEMMON AVENUE
                            DALLAS, TEXAS  75209
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (214) 352-8481

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                            REGISTERED
               Common stock                      Nasdaq National Market System
        ($0.10 par value per share)

          Securities registered pursuant to Section 12(g) of the Act:

                                       NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes    X                     No
                           ------                       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 2, 1996 there were 8,551,382 shares of common stock outstanding. The aggregate market value of the 7,401,702 shares of the common stock of Haggar Corp. held by nonaffiliates on such date (based on the closing price of these shares on the Nasdaq National Market System) was approximately $131,380,210.

                  DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                      THIS PAGE INTENTIONALLY LEFT BLANK.

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION.

          Haggar Corp., together with its subsidiaries (collectively the "Company"), designs, manufactures, imports and markets casual and dress men's apparel products including pants, shorts, suits, sportcoats and shirts. Products are offered in a wide variety of styles, fabrics, colors and sizes.

          The Company's products are sold primarily through approximately 7,000 retail stores operated by its customers, which include major department stores, specialty stores and mass market retailers throughout the United States. The Company offers its premium apparel products under the "Haggar" brand name, and also offers a more moderately priced line of products under its "Reed St. James" brand name through its mass market retailer division, The Horizon Group. The Company owns several other trademarks under which it markets or has marketed its products. In addition, the Company's specialty label division offers retailers quality products bearing the retailer's own label.

          In each of the last three fiscal years the Company has derived approximately 99% of its revenues from sales of men's apparel products. Additional income is derived from the licensing of certain trademarks to other manufacturers. In 1995, as part of its strategic growth objectives, the Company began opening and operating retail stores located in retail outlet malls throughout the United States. As of September 30, 1996, the Company had opened 28 such stores which market first quality Company products to the general public. These stores also serve as a retail marketing laboratory for the Company.

          The Company was established in 1926 by J. M. Haggar, Sr., and has built its reputation by offering high quality, "ready to wear" men's apparel at affordable prices through innovations in product design, marketing and customer service. Haggar Clothing Co. is the primary operating subsidiary. Both Haggar Corp. and Haggar Clothing Co. are incorporated in Nevada.

PRODUCTS AND MAJOR BRANDS.

          The Company's apparel products are manufactured with a wide array of fabrics that emphasize style, comfort, fit and performance. The Company is well known for its use of "performance fabrics" that maintain a fresh, neat appearance. The Company's product lines are currently dominated by natural fiber (wool or cotton) and blended (polyester/wool or polyester/rayon) fabrics, although the Company also produces some apparel using a single synthetic (polyester or rayon) fabric.

          A significant portion of the Company's apparel lines consists of basic, recurring styles, which the Company believes are less susceptible to "fashion obsolescence", as compared with higher fashion apparel lines. Thus, while the Company strives to offer current fashions and styles, the bulk of its product lines change relatively little from year to year. This consistency in product lines enables the Company to operate on a cost-efficient basis and to more accurately forecast the demand for particular products.

          HAGGAR. The Company's Haggar brands represented 80.4% of total apparel sales in fiscal 1996. These brands receive widespread recognition among United States consumers for high quality, affordable men's apparel. The full range of products offered by the Company is marketed under these brands, including dress and casual pants, sportcoats, suits, shirts and shorts. The Company has developed specific product lines under these brands, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company's traditional strength in men's dress apparel. Examples of these lines include Haggar Wrinkle-Free Cottons-Registered Trademark- and Haggar City Casuals-TM-. Haggar Wrinkle-Free Cottons-Registered Trademark- offer all the comfort features of 100% cotton pants and maintain their neat appearance, without the need for ironing or dry cleaning. Haggar City Casuals-TM- is a fashionable line of coordinated coats, vests, pants and shirts designed to meet the need for

"business casual" and casual social dressing. The Haggar brand is also licensed to manufacturers of related apparel in categories outside of the core product lines of the Company.

          Haggar branded products are sold nationwide primarily in major department stores, including J.C. Penney, Mercantile Department Stores, May Department Stores, Federated Department Stores, Mervyn's California, Belk Department Stores and Kohl's Department Stores. The Company also markets its Haggar branded men's clothing through its own retail stores located in 28 outlet malls throughout the United States.

          THE HORIZON GROUP. The Company's mass retailer division, The Horizon Group, markets Reed St. James branded products including dress pants, casual pants, shorts, suits, sportcoats and shirts. Reed St. James products, which are offered at lower price points than Haggar brand products, are generally sold to mass market retailers, such as Wal-Mart, Bradlees and Venture. The Horizon Group also markets Mustang-Registered Trademark- brand jeans (featuring basic and fashion cotton jeans and shorts) and Reed Stretch Jeans. Additionally, the Horizon Group manages the licensing of products bearing the Reed St. James brand.

          SPECIALTY LABELS. In addition to manufacturing products under its own labels, the Company also manufactures men's apparel for certain of its customers under the individual store's proprietary label. The specialty label division generally offers a similar array of products as offered under the Company's own labels. The Company's specialty label products are primarily sold to major department stores and mass market merchandisers, including J.C. Penney and Sears.

INTRODUCTION OF NEW PRODUCTS.

          The Company is emphasizing the introduction of new products in order to capitalize on its brand name recognition and retailer relationships.
 While the Company has offered casual products in the past, it has increased its efforts in this category through aggressive marketing and expansion of its line of Haggar Wrinkle-Free Cottons-Registered Trademark-, including its Ultimate Pant-TM-, as well as Haggar City Casuals-TM-. The Company continues to emphasize its lines of shirts designed to complement its casual product lines. While there is substantial competition in these markets, the Company believes that it is well-positioned to take advantage of these market opportunities. Although the Company introduced a line of boyswear during fiscal 1994, the Company has decided to refocus those resources toward further developing its men's clothing lines. After entering the boyswear category with Haggar Wrinkle-Free Cottons-Registered Trademark-, the Company determined that the opportunities for growth in this category of branded products was limited and that margins were not attainable in keeping with the Company's requirements.

DEPENDENCE ON KEY CUSTOMERS.

          The number of major apparel retailers has decreased in recent years, and the retail apparel industry continues to undergo consolidation. The Company's five largest customers accounted for 50.8%, 50.7% and 49.7% of net sales during the fiscal years ending September 30, 1996, 1995 and 1994, respectively. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 26.3%, 28.7% and 27.6% of the Company's net sales during the fiscal years ending September 30, 1996, 1995 and 1994, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's largest customers could have a material adverse effect on the Company's results of operations. The Company has no long-term commitments or contracts with any of its customers.

COMPETITION.

          The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of imported merchandise and a wide variety of retailing methods. Competition has been exacerbated by consolidations and closings of major department store groups. The Company has many diverse competitors, some of whom have greater marketing and financial resources than the Company. Intense competition in the apparel industry can result in significant discounting and lower gross margins.

          The Company is the market leader in sales of men's dress pants, custom-fit suits (separately sized pants and matching jackets which may be purchased together to form a suit requiring little or no alteration) and sportcoats, and holds the number two market share in men's casual pants. The principal elements of competition in the apparel industry include style, quality and price of products, brand loyalty, customer service and advertising. The Company's product innovations such as Haggar Wrinkle-Free Cottons-Registered Trademark- and Ultimate Pant-TM- as well as value-added services such as floor-ready merchandise, electronic data interchange, fixturing and concept shops position it to compete as a market leader. The Company also believes that its brand recognition, merchandise with relatively low vulnerability to changing fashion trends and affordable pricing enhance its competitive position in the apparel industry. Additionally, it feels its national advertising campaign promotes consumer demand for its products and enhances its brand and Company image.

DESIGN AND MANUFACTURING.

          With limited exceptions, products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

          During fiscal 1996, approximately 29% of the Company's products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for approximately 93% of its domestic-made products with the remaining 7% being produced by a domestic contract manufacturer. During the second half of fiscal 1996 the Company terminated its agreement with this contractor. A portion of all product lines manufactured by the Company are produced domestically with the exception of shirts. Approximately 27% of the Company's foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining 73% manufactured by unaffiliated companies in the Far East, Asia, South America, Central America, Mexico and the Dominican Republic.

          On October 28, 1996, the Company announced its plans to restructure its worldwide manufacturing capacity by consolidating its three Texas sewing operations into one facility and shifting a portion of the production to off-shore locations. This restructuring is expected to begin in 1997 and to be fully implemented in 1998. It is anticipated that this restructuring will result in approximately 15% of the Company's products being manufactured in the United States, with the other 85% manufactured in foreign countries.
(See Item 7.- Managements Discussion and Analysis of Financial Condition and Results of Operations).

          The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations, quotas and other regulations relating to imports, natural disasters and, in certain parts of the world, political or economic instability. Although the Company's operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its relationships with its foreign suppliers could adversely affect its operations. Some of the Company's imported merchandise is subject to United States Customs duties.
In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocations could adversely affect the Company's operations.

RAW MATERIALS.

          Raw materials used in manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton and wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases such items as buttons, thread, zippers and trim from a large number of other suppliers. Five vendors supplied approximately 57% of the Company's fabric and trim requirements during the fiscal year ended September 30, 1996. The Company has no long-term contracts with any of its suppliers, but does not anticipate substantial shortages of raw materials in 1997.

TRADEMARKS.

          The Company owns many federal trademark registrations and has pending several other trademark applications in the United States Patent and Trademark Office. The Company has also registered or applied for registration of a number of trademarks for use on a variety of apparel items in various foreign countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the manufacturing and marketing of its products.

          The Company seeks to capitalize on consumer recognition and acceptance of both the Haggar and Reed St. James brands by licensing, both domestically and internationally, the use of these trademarks on a variety of products. Typically, the licensee's agreement with the Company gives it the right to produce, market and sell specified products in a particular country or region under one of the Company's trademarks. For example, the Company has granted exclusive domestic licenses to unaffiliated manufacturers for the production and marketing of men's leather goods, neckwear, sweaters, hosiery and eyewear under the "Haggar" trademark.

SEASONALITY.

          Historically, the Company's business has been seasonal, with higher sales and income during its second and fourth quarters, just prior to and during the two peak retail selling seasons for spring and fall merchandise (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality).

BACKLOG.

          A substantial portion of the Company's net sales is based on orders for immediate delivery, or so-called "soft-planning orders", submitted by apparel retailers (which do not constitute purchase commitments). An analysis of backlog is not, therefore, necessarily indicative of future net sales. Retailers' use of such soft-planning orders increases the difficulty of forecasting demand for the Company's products.

EMPLOYEES.

          The Company employs approximately 4,300 persons domestically and 1,700 persons in foreign countries. In 1996, approximately 4,600 employees were engaged in manufacturing operations and the remainder were employed in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities. However, the Company has announced its decision to consolidate its three Texas sewing operations into one facility, which may result in the termination of the employment of a number of its employees engaged in manufacturing operations. None of its domestic employees are covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements covering its foreign employees, applicable labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

ENVIRONMENTAL REGULATIONS.

          Current environmental regulations have not had and, in the opinion of the Company, assuming the continuation of present conditions, will not have any material effect on the business, capital expenditures, earnings or competitive position of the Company.

FINANCIAL INSTRUMENT DERIVATIVES.

          The Company does not utilize financial instrument derivatives.

ITEM 2.   PROPERTIES

          The Company's principal executive offices are located at 6113 Lemmon Avenue, Dallas, Texas 75209. The general location, use, approximate size and information with respect to the ownership or lease of the Company's principal properties currently in use are set forth below:

                                            Approximate   Owned/       Lease
Location                    Use           Square Footage  Leased    Expiration
--------------------------------------------------------------------------------
Dallas, Texas (1)          Headquarters       443,000      Owned
                             & Distribution
Dallas, Texas (1)          Warehouse
                             & Distribution   157,000      Leased           1998
Fort Worth, Texas          Warehouse
                             & Distribution   660,000      Owned
Dallas, Texas              Storage             60,000      Owned
Dallas, Texas              Design & Marking    12,000      Owned
Weslaco, Texas             Fabric Cutting     115,000      Owned
Weslaco, Texas             Manufacturing       95,000      Leased           1999
Weslaco, Texas             Warehouse          137,000      Owned
Edinburg, Texas            Fabric Cutting &
                             Manufacturing    121,000      Owned
Brownsville, Texas         Manufacturing       95,000      Leased           2002
Leon, Mexico               Manufacturing       39,000      Owned
La Romana, Dom. Rep.       Manufacturing       41,000      Leased           2001
Higuey, Dom. Rep.          Manufacturing       13,000      Leased           2011
Robstown (2)               Excess Facility     68,000      Owned
Oklahoma City (2)          Excess Facility     95,000      Leased           2001
Waxahachie (2)             Excess Facility     17,000      Owned
Various (29 locations) (3) Retail Sales        90,000      Leased    1997 - 2003

(1) As part of the transition to the CSC, the distribution portion of the headquarters and distribution building was vacated. Management is currently evaluating potential uses for that space. In addition, a portion of the operations performed in the leased facility located in Dallas will be transferred to the CSC during fiscal 1997.
(2) These properties were previously used by the Company as manufacturing plants but are no longer utilized by the Company. The Company is profitably subleasing the property in Oklahoma City, Oklahoma to the U.S. Postal Service.
(3) These properties are the Company's 28 retail stores located in outlet malls throughout the United States and one outlet store which sells second quality products. The retail stores range in size from approximately 2,700 to 4,400 square feet.

          All of the properties owned by the Company are free from material encumbrances, except the Company's fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $3.0 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

          Future manufacturing needs are anticipated to be met through owned facilities and through the use of outside contractors. The Company's new Customer Service Center (CSC) in Fort Worth, Texas began to be fully utilized in the third quarter of fiscal 1996 and is expected to meet the Company's distribution requirements for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

          The Company has been named as a defendant in several legal actions arising from its normal business activities, including actions brought by certain terminated employees. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the claims and damages alleged, the progress of the litigation date, and past experience with similar litigation leads the Company to believe that any liability resulting from these actions will not individually or collectively have a material adverse effect on the financial position of the Company.

          Further, the Company maintains general liability, workers' compensation, and employer's liability insurance. The Company intends to pass back the costs associated with lawsuits to its insurance carriers, under the applicable policies, if any, subject to the deductible limits and other provisions of those policies.

          An additional party seeks to intervene as a plaintiff in the suit filed on August 31, 1995, in the 103rd Judicial District Court of Cameron County, Texas, by Ernest Jaramillo, et al. The intervening party, Brian Riley, who alleges he is the husband of Lynnice W. Henry-Riley, seeks unspecified actual and punitive damages allegedly resulting from her death during the storm and roof collapse on May 5, 1995.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "HGGR." The following table sets forth, for the fiscal quarters indicated, the high and low prices for the Common Stock as reported by the Nasdaq National Market System and the dividends paid per common share.

     1996                          FISCAL QUARTER
                     -----------------------------------------
                      1st        2nd        3rd         4th
                     -----------------------------------------
     High             18 3/4      19        16 1/4      14 7/8
     Low              15 3/4    11 1/2      12 5/8      12 1/2
     Dividend         $0.05     $0.05       $0.05       $0.05


     1996                          FISCAL QUARTER
                     -----------------------------------------
                      1st        2nd        3rd         4th
                     -----------------------------------------
     High             27 3/4    26 1/4      22 1/4      20 3/4
     Low              20 1/2      19        17 3/4        18
     Dividend         $0.05     $0.05       $0.05       $0.05

                  As of November 15, 1996, the Company had approximately 250 stockholders of record and approximately 3,200 beneficial owners.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

             The selected consolidated financial information below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended September 30, 1996, is derived from financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants.


                                                             Year Ended September 30,
                                                1996       1995        1994       1993        1992
                                             ---------  ---------   ---------   ---------  ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales                                    $ 437,942  $ 448,532   $ 491,235   $ 394,059  $ 380,770
Cost of goods sold                             315,351    324,699     345,846     285,540    279,127
Restructuring charge (1)                         8,680      1,244           -           -      1,151
                                             ---------  ---------   ---------   ---------  ---------
Gross profit                                   113,911    122,589     145,389     108,519    100,492
Selling, general and administrative expenses  (113,037)  (110,432)   (106,258)    (87,473)   (81,682)
Restructuring charge (1)                        (5,320)         -           -           -          -
Gain from storm damage (2)                       1,140      4,807           -           -          -
Royalty income                                   2,630      3,049       2,655       2,512      2,034
                                             ---------  ---------   ---------   ---------  ---------
Operating income (loss)                           (676)    20,013      41,786      23,558     20,844
Other income, net                                1,563        786       1,510       1,238      2,683
Interest expense                                (4,293)    (4,995)     (1,273)     (1,506)    (3,998)
                                             ---------  ---------   ---------   ---------  ---------
Income (loss) from operations before
  provision for income taxes                    (3,406)    15,804      42,023     23,290      19,529
Provision (benefit) for income taxes              (986)     5,995      16,342      8,278       7,097
                                             ---------  ---------   ---------   ---------  ---------
Net income (loss) (3)                           (2,420)     9,809      25,681     15,012      12,432
Less: cumulative preferred stock dividends           -          -           -          -      (1,117)
                                             ---------  ---------   ---------   ---------  ---------

Net income (loss) to common stockholders     $  (2,420) $   9,809   $  25,681   $  15,012   $  11,315
                                             ---------  ---------   ---------   ---------  ---------
                                             ---------  ---------   ---------   ---------  ---------

Net income (loss) per common share (4)       $   (0.28) $    1.14   $    2.95   $    1.88   $    1.95
Cash dividends declared per common share     $    0.20  $    0.20   $    0.20   $    0.10   $       -

Weighted average number of common shares (4)     8,552      8,623       8,700       7,956       5,805


BALANCE SHEET DATA (AT PERIOD END):
Working capital                              $ 136,172  $ 178,849   $ 130,644   $ 111,679   $  96,969
Total assets                                   278,334    315,352     257,298     206,253     170,483
Long-term debt                                  42,112     78,585      15,032       5,455      28,154
Stockholders' equity                           162,482    166,406     158,002     133,399      80,268


(1) The Company decided to restructure its worldwide manufacturing capacity, which resulted in $14.0 million in nonrecurring charges in the 1996 fiscal year. During fiscal years 1995 and 1992, the Company elected to close certain operating plants, which resulted in $1.2 million in nonrecurring charges in both fiscal years.
(2) During fiscal year 1995, the Company recognized a gain from the recording of an insurance claim, net of direct costs, where the insurance claim arose out of damage to the Company's main distribution center caused by a severe thunderstorm on May 5, 1995. During fiscal 1996, the Company recognized an additional $1.1 million gain from storm damage as a result of collections of insurance proceeds in excess of the September 30, 1995 recorded receivable.
(3) Certain nonrecurring events, including one of the plant closings described in Note 1 above, the termination of the Company's performance plan, the gain on the sales of assets, and the recovery of state administrative sales taxes, had the net effect of increasing fiscal year 1992 net income after taxes by approximately $60,000.
(4) Based upon the weighted average common shares and share equivalents outstanding as of the end of each period. In October 1992, the Company's Board of Directors and stockholders approved a two-for-three reverse common stock split. Accordingly, all references with regard to numbers of common shares, related dividends, and per share data prior to fiscal 1993 have been restated to reflect the reverse stock split on a retroactive basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of the consolidated results of operations and financial condition of Haggar Corp. should be read in conjunction with the accompanying consolidated financial statements and related notes contained in "Item 8, Financial Statements and Supplementary Data" to provide additional information concerning the Company's financial activities and condition.

RESULTS OF OPERATIONS.

          The following table sets forth certain financial data expressed as a percentage of net sales for each of the fiscal years ended September 30, 1996, 1995 and 1994.

                                             Year Ended September 30,
                                            1996        1995       1994
                                           -----       -----      -----
          Net sales                        100.0%      100.0%     100.0%
          Cost of goods sold                72.0        72.4       70.4
          Restructuring charge               2.0         0.3          -
                                           -----       -----      -----
          Gross profit                      26.0        27.3       29.6
          Selling, general and
            administrative expenses        (25.8)      (24.6)     (21.6)
          Restructuring charge              (1.2)          -          -
          Gain from storm damage             0.2         1.1          -
          Royalty income                     0.6         0.7        0.5
                                           -----       -----      -----
          Operating income (loss)           (0.2)        4.5        8.5
          Other income, net                  0.4         0.1        0.3
          Interest expense                  (1.0)       (1.1)      (0.3)
                                           -----       -----      -----
          Income (loss) from operations
            before provision (benefit)
            for income taxes                (0.8)        3.5        8.5
          Provision (benefit) for taxes     (0.2)        1.3        3.3
                                           -----       -----      -----
          Net income (loss)                 (0.6)%       2.2%       5.2%
                                           -----       -----      -----
                                           -----       -----      -----

FISCAL 1996 COMPARED TO FISCAL 1995.

          Net sales decreased 2.4% to $437.9 million in fiscal 1996 compared to net sales of $448.5 million in fiscal 1995. The decrease in net sales during fiscal 1996 reflects a 1.4% increase in unit sales offset by a 3.7% decrease in average sales price. During the first half of fiscal 1996, net sales were adversely affected by decreased holiday sales at retail and severe weather conditions in the Eastern U.S. which slowed efforts to clear post-holiday inventories. By comparison, net sales for the first six months of fiscal 1995 were the highest in the Company's history. During the second half of fiscal 1996 net sales exceeded the net sales during the same period in 1995. However, net sales for the second half of fiscal 1995 were unusually low due to the May 5, 1995 storm damage. Sales volume in the second half of fiscal 1996 was below expectations because of shipping difficulties incurred in the Company's new CSC. Despite acceptable initial test results, under operational conditions the automated shipping systems within the CSC were unable to accommodate the level of shipment volume needed. However, the Company was able to overcome most of the shipping difficulties experienced during the transition into the new CSC during the fourth quarter of fiscal 1996.

          Gross profit as a percent of net sales decreased to 26.0% in 1996 compared to 27.3% in 1995. The decrease in gross profit as a percent of net sales was primarily due to the manufacturing restructuring charge of $8.7 million which was recorded in the fourth quarter of fiscal 1996. Absent the manufacturing restructuring charges taken in both years, gross profit in 1996 would have improved to 28%, as compared to 27.6% in fiscal

1995. However, gross profit in both years was adversely impacted by inventory and sales price markdowns caused as a resulting from the Company's efforts to reduce excess inventories.

          The manufacturing restructuring charge is the result of the Company's decision to pursue a strategic move intended to improve gross margins and profitability in 1997 and beyond by consolidating its three Texas sewing operations into one facility. When fully implemented, this restructuring plan will potentially reduce manufacturing costs at current production levels by $12.0 million to $14.0 million annually. The restructuring charge was recorded in the fourth quarter of fiscal 1996 and included an $8.7 million charge to cost of sales related principally to severance costs for manufacturing employees and a $5.3 million charge to selling, general and administrative expenses related principally to costs to resolve various legal issues in connection with the restructuring and prior plant closings as well as severance for non-manufacturing employees.

          Cost savings and other benefits from the announced restructuring of the Company's manufacturing operations are dependent on the successful and timely closure of two Texas sewing facilities, successful consolidation of certain of the operations of the closed plants into the remaining Texas sewing facility and successful transfer of other operations of the closed plants to foreign facilities. This restructuring plan could be impeded by delays in receiving and analyzing information necessary to identify the facilities to be closed, governmental intervention, changes in regulatory framework and labor disruptions. Further, the amount of savings expected to be realized assumes manufacturing production at or above current levels which, in turn, is dependent upon the demand for the Company's products and continued improvement of the receiving, inventory control and shipping functions of the CSC at high volumes.

          Selling, general and administrative expenses as a percent of net sales increased to 25.8% in fiscal 1996 from 24.6% in fiscal 1995. Actual selling, general and administrative expenses increased $2.6 million to $113.0 million in 1996 compared to $110.4 million in 1995. The primary reasons for the increase in selling, general and administrative expenses during fiscal 1996 were (i) an increase in depreciation expense of approximately $2.0 million related to the new CSC, (ii) an approximate $8.2 million increase in distribution costs in 1996 resulting from the use of additional labor in temporary distribution facilities pending completion of the CSC, and (iii) an approximate $5.0 million increase in expenses related to the opening and operations of 20 new retail stores during fiscal 1996. The Company partially offset these increases by decreasing advertising costs by approximately $6.5 million and decreasing other costs attributable to sales.

          Although the Company has overcome most of the shipping difficulties experienced during the transition into the new CSC, certain systems require further improvement and the facility has not yet been subjected to the demands of operations at peak capacity. Achieving higher shipment levels and the cost efficiencies expected from the CSC will require continued improvement of the receiving, inventory control and shipping functions of the CSC. There can be no assurance that remaining issues will not be compounded or that new difficulties will not be encountered as utilization of the CSC is increased.

          The Company has executed leases for 12 new retail stores opened or to be opened in fiscal 1997. The Company intends to continue to evaluate the growth potential for retail outlet malls and may open additional retail stores as opportunities arise.

          The gain from storm damage recorded in fiscal 1995 was the result of the Company recording a $24.0 million charge in the third quarter of fiscal 1995 to cover the costs of damage caused by the May 5, 1995, storm. These costs included the write-down of damaged inventory to its salvage value, damages to the Company's building and equipment and disaster recovery charges. In the fourth quarter of fiscal 1995, the Company recorded an additional $10.2 million of expense related to the write-off of salvage value of inventory and additional distribution costs. The Company settled its insurance claim related to inventory damaged during the storm for $35.0 million. The Company recorded $4.0 million for additional claims related to real and personal property damage suffered on May 5, 1995. The net result recorded in fiscal 1995 was a $4.8 million gain from storm damage. During fiscal 1996, the Company received insurance proceeds in the final settlement of substantially all claims with the Company's insurance carrier related to the Company's damaged distribution center and warehouse resulting in an additional $1.1 million gain from storm damage.

          Other income increased in fiscal 1996 to $1.6 million from $0.8 million in fiscal 1995, primarily as the result of an approximate $1.6 million gain from the sale of two buildings during 1996. The Company sold these buildings to dispose of surplus facilities caused by the consolidation of the shipping operations into the CSC.


FISCAL 1995 COMPARED TO FISCAL 1994.

         Net sales decreased 8.7% to $448.5 million in fiscal 1995 compared to net sales of $491.2 million in fiscal 1994. The decrease was primarily the result of an 8.4% decrease in the number of units shipped. The decrease in units shipped was primarily the result of the Company's inability to ship orders as a result of a severe thunderstorm that struck the Dallas - Fort Worth metropolitan area on May 5, 1995, causing widespread damage. During the high winds and heavy rains caused by the thunderstorm, a portion of the roof over the Company's main distribution center collapsed, which resulted in the loss of finished goods inventory and other property damage at that location. The roof collapse hindered the Company's ability to ship product during the remainder of the year. Additionally, sales for the third and fourth quarters of fiscal 1995 were affected by a soft retail environment.

          Gross profit as a percent of net sales decreased to 27.3% in 1995 compared to 29.6% in 1994. The decrease in gross profit was primarily due to a $3.0 million markdown on sport shirts and a $1.2 million charge the Company recorded as a result of closing its Robstown, Texas, manufacturing facility attributable to severance and related expenses and the fixed costs absorbed as a result of reducing workdays in the Company's domestic manufacturing plants.

          Selling, general and administrative expenses as a percent of net sales increased to 24.6% in fiscal 1995 from 21.6% in fiscal 1994. Actual selling, general and administrative expenses increased $4.1 million to $110.4 million in 1995 compared to $106.3 million in 1994. This increase in expenditures was primarily the result of additional advertising expense of $1.5 million and additional distribution costs of $1.6 million. As a result of the May 5, 1995, storm damage, some of the Company's warehousing and distribution operations were relocated. While relocation of these operations had allowed the Company to achieve pre-storm warehousing and distribution capacity, the fragmenting and decentralizing of the warehousing and distribution operations resulted in inefficiencies and additional costs.

          During the third quarter of 1995, the Company recorded a $24.0 million charge to cover the costs of damage caused by the May 5, 1995, storm. These costs included the write-down of damaged inventory to its salvage value, damages to the Company's building and equipment and disaster recovery charges. In the fourth quarter of fiscal 1995, the Company recorded an additional $10.2 million of expense related to the write off of salvage value of inventory and additional distribution costs. The Company settled its insurance claim related to inventory damaged during the storm for $35.0 million. The Company recorded $4.0 million for additional claims related to real and personal property damage suffered on May 5, 1995. The net result recorded in fiscal 1995 was a $4.8 million gain from storm damage.

          Other income decreased in fiscal 1995 to $0.8 million from $1.5 million in fiscal 1994. The decrease in other income was the result of lower dividend and interest income in the 1995 fiscal year.

          Interest expense increased from $1.3 million in fiscal 1994 to $5.0 million in fiscal 1995. The increase in interest expense was attributable to higher average debt outstanding as the result of additional borrowing required to fund the construction of the Company's new CSC, increased levels of inventory and other working capital requirements.

INCOME TAXES.

          The Company's income tax benefit, as a percent of loss from operations before income tax, was 28.9% in fiscal 1996. Comparatively, the Company's income tax provision, as a percent of income from operations before income tax, was 37.9% and 38.9% in fiscal 1995 and 1994, respectively. For fiscal 1996, 1995 and 1994 the effective income tax rates differed from the statutory rates because of state income taxes, tax credits utilized and certain permanent tax differences. Permanent tax differences in 1994 included a taxable gain on the sale of certain officer's life insurance policies.

SEASONALITY.

          Historically, the Company's business has been seasonal, with slightly higher sales and income in the second and fourth quarters, just prior to and during the two peak retail selling seasons for spring and fall merchandise, which reflects the buying patterns of the Company's customers. The quarterly data for fiscal 1995 was adversely affected in the third and fourth quarters by the May 5, 1995, storm damage. The following table presents certain data for each of the Company's last twelve fiscal quarters. The quarterly data is unaudited, but gives effect to all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management of the Company, to present fairly the data for such periods (in thousands, except per share data).

                                                                 First      Second    Third         Fourth
                                                                Quarter     Quarter   Quarter      Quarter
                                                                -------     -------   -------      -------
                                                                                        (1)        (1)(2)
          Net sales                                      1996   $ 98,418   $110,840   $103,769    $124,915
                                                         1995    121,033    121,118     85,182     121,199
                                                         1994    110,233    118,270    120,188     142,544

          Gross profit                                   1996     27,084     30,100     28,933      27,794
                                                         1995     35,353     31,030     21,931      34,275
                                                         1994     33,260     36,437     34,611      41,081

          Selling, general and administrative expenses   1996     26,629     26,999     26,667      32,742
                                                         1995     27,047     27,001     28,794      27,590
                                                         1994     24,918     23,928     27,231      30,181

          Income (loss) before income taxes              1996      1,614      2,553      1,762      (9,335)
                                                         1995      8,607      3,620    (31,116)     34,693
                                                         1994      8,501     12,730      8,977      11,815

          Net income (loss)                              1996      1,004      1,584      1,082      (6,090)
                                                         1995      5,336      2,167    (19,737)     22,043
                                                         1994      4,452      8,044      5,689       7,496

          Net income (loss) per common share and
               common share equivalent                   1996      $0.12      $0.19      $0.13      $(0.71)
                                                         1995      $0.62      $0.25     $(2.30)      $2.57
                                                         1994      $0.51      $0.92      $0.65       $0.86

          (1) In the third quarter of fiscal 1995 the Company recorded a $24.0 million loss related to the storm damage incurred at the distribution facility on May 5, 1995. During the fourth quarter of fiscal 1995 the Company recorded a gain of $28.8 million due to insurance proceeds received and expected to be received as a result of the storm damage. These amounts are included in Gain from Storm Damage in the 1995 statement of operations.
          (2) During the fourth quarter of fiscal 1996 the Company recorded restructuring charges of $14.0 million related to the decision to restructure its manufacturing capacity through consolidation of three Texas sewing facilities into one operation. The restructuring charges were $8.7 million included as a component of cost of sales and $5.3 million included as operating expenses.

LIQUIDITY AND CAPITAL RESOURCES.

          The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks as all of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors related to the credit risk of specific customers, historical trends and other information. The Company's days sales outstanding remained consistent at 45 days on September 30, 1996 and 1995.

          Inventories at the end of fiscal 1996 decreased to $116.4 million from $138.9 million at the end of fiscal 1995. During fiscal year 1995, the combination of increased production in anticipation of higher sales and the decrease in sales actually experienced as a result of the May 5, 1995 disaster and a softening retail environment resulted in abnormally high inventory levels as of September 30, 1995. The reduction in inventory levels during fiscal 1996 reflects the Company's ongoing efforts to decrease inventory to a level commensurate with projected sales.

          The Company's ongoing external financing needs are met through an unsecured revolving credit facility (the "Facility") with certain banks. The Facility provides the Company with a $100.0 million line of credit. The amount available under the Facility is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Facility. During the current fiscal year the Company amended the Facility to extend the expiration date of the Facility to December 31, 1998. As of September 30, 1996, the Company had $13.0 million outstanding under the Facility and had additional borrowing capacity of $77.0 million.

          The Company's Haggar UK subsidiary maintains a $2.1 million line of credit with a bank in the United Kingdom to fund its operating activities. At September 30, 1996, approximately $2.1 million was outstanding under this line of credit. The line of credit has been partially collateralized by an approximate $1.6 million letter of credit from the Company and is payable upon demand. Interest under the line is payable at 1% above the bank's base rate.

          Subsequent to September 30, 1996, the Company reached an agreement in principle with its joint venturer, Coats Viyella Plc, to dissolve and wind-up the joint venture of the two firms in the United Kingdom. The Company intends to continue to market Haggar-Registered Trademark- apparel in the United Kingdom, including Northern Ireland, and the Republic of Ireland.

          In the first quarter of fiscal 1995, the Company completed the sale and issuance of $25.0 million in senior notes. The proceeds from the notes were used to partially fund the construction of the Company's new CSC. Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements. The balance of the approximately $37.2 million cost of the CSC was financed with internally generated funds and bank borrowings.

          The Company sold all of its investments in preferred stock and equity securities during the second quarter of fiscal 1996 for approximately $5.0 million. The proceeds from the sale were used to reduce borrowings under the Company's line of credit. The sale of these securities resulted in realized losses of $0.5 million.

          The Company provided cash from operating activities for the fiscal year ended September 30, 1996 of $45.6 million, primarily as a result of the reduction in inventory of $22.6 million, as well as the collection of insurance proceeds of $23.9 million related to the damage from the May 5, 1995 storm. Additionally, the Company used cash in investing activities of $7.1 million during fiscal 1996, the result of purchases of property, plant, and equipment of $16.1 million primarily in conjunction with the opening of retail stores during the fiscal year. The Company had 28 retail stores open at the end of the 1996 fiscal year compared to eight at the end of fiscal 1995. Furthermore, cash flows used in financing activities of $37.8 million for the 1996 fiscal year were primarily the result of a net reduction in long-term debt of $36.4 million. Comparatively, the Company used cash in operating activities of $35.4 million for the fiscal year ended September 30, 1995, primarily due to the increase in insurance receivable of $24.0 million and increase in inventory of $21.3 million, both a result of the May 5, 1995 storm damage to its facilities. During fiscal 1995, the Company used cash in investing activities of $27.6 million primarily resulting from the purchase of $30.6 million in property, plant, and equipment as the construction of the CSC was nearing completion. Additionally, cash flows provided by financing activities of $62.6 million were due to a net increase in long-term debt of $63.6 million during fiscal 1995. For the fiscal year ended September 30, 1994, the Company used $6.4 million in operating activities primarily the result of a $41.5 million increase in inventory, perpetuated by increased sales and offset by a $19.0 million increase in accounts payable. Furthermore, during fiscal 1994, the Company used cash in investing activities of $18.7 million by purchasing $15.4 million in property, plant, and equipment and net purchases of $8.8 million in marketable securities. Cash flows provided by financing activities of $9.8 million during fiscal 1994 were primarily the result of a net increase in long-term debt of $9.5 million.

          The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

          Inflation did not materially impact the Company in 1996, 1995 or 1994.

NEW ACCOUNTING STANDARDS.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As a result of this statement, the Company will begin to provide additional disclosures related to its stock based compensation plans in its 1997 financial statements. Adoption of SFAS No. 123 will not have a material effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets," in 1995 which did not have a material effect on the Company's financial position or results of operations.

MANAGEMENT INFORMATION SYSTEM.

          The Company is planning to modify its current management information systems with a software system that will be used to manage, among other things, customer service, order allocation, billing to customers and calculations of commissions for the Company's sales associates. The Company expects this system to improve operational efficiencies and facilitate future growth. The new management information software is presently being tested and implementation is currently scheduled for the last half of December 1996 or during the second quarter of fiscal year 1997. However, implementation could be postponed to facilitate further testing, if required. Although the Company has tested and will continue to test the system prior to implementation, testing alone cannot provide assurance that the system will perform in all aspects as anticipated in an operational environment. The Company's operations could be disrupted if the transition to the system is not completed smoothly or if the system does not perform as expected.

FORWARD LOOKING STATEMENTS.

          This report contains certain forward-looking statements. In addition, from time to time the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those in such forward-looking statements.

          Risks and uncertainties inherent to the Company's line of business include such factors as natural disasters, general economic conditions, the performance of the retail sector in general and the apparel industry in particular, the competitive environment, consumer acceptance of new products, and the success of advertising, marketing and promotional campaigns. Additional risks and uncertainties which could cause the Company's actual results to differ from those contained in any forward-looking statements are discussed elsewhere herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Report of Independent Public Accountants, Financial Statements and Notes to Financial Statements follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Haggar Corp.:

We have audited the accompanying consolidated balance sheets of Haggar Corp. (a Nevada corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haggar Corp. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.




                                   /s/ ARTHUR ANDERSEN LLP
                                      -----------------------------------
                                       Arthur Andersen LLP


Dallas, Texas
November 1, 1996

                         HAGGAR CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Year Ended September 30,
                                                 ----------------------------------------
                                                     1996            1995          1994
                                                 ----------      ----------    ----------

Net sales                                        $  437,942      $  448,532    $  491,235
Cost of goods sold                                  315,351         324,699       345,846
Restructuring charge                                  8,680           1,244             -
                                                 ----------      ----------    ----------
    Gross profit                                    113,911         122,589       145,389

Selling, general and administrative expenses       (113,037)       (110,432)     (106,258)
Restructuring charge                                 (5,320)              -             -
Gain from storm damage                                1,140           4,807             -
Royalty income                                        2,630           3,049         2,655
                                                 ----------      ----------    ----------
Operating income (loss)                                (676)         20,013        41,786

Other income, net                                     1,563             786         1,510

Interest expense                                     (4,293)         (4,995)       (1,273)
                                                 ----------      ----------    ----------
Income (loss) from operations before provision
  (benefit) for income taxes                         (3,406)         15,804        42,023

Provision (benefit) for income taxes                   (986)          5,995        16,342
                                                 ----------      ----------    ----------
Net income (loss) to common stockholders         $   (2,420)     $    9,809    $   25,681
                                                 ----------      ----------    ----------
                                                 ----------      ----------    ----------
Net income (loss) per common share and common
  share equivalent                               $    (0.28)     $     1.14    $     2.95
                                                 ----------      ----------    ----------
                                                 ----------      ----------    ----------
Weighted average number of common shares
  and common share equivalents outstanding            8,552           8,623         8,700
                                                 ----------      ----------    ----------
                                                 ----------      ----------    ----------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                           September 30,
                                                      -----------------------
                                                         1996         1995
                                                      ----------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                           $    2,944    $   2,230
  Accounts receivable, net                                74,556       66,967
  Inventories                                            116,356      138,907
  Deferred tax benefit                                    12,410       12,828
  Insurance receivable                                       100       23,990
  Other current assets                                     3,546        4,288
                                                      ----------    ---------
        Total current assets                             209,912      249,210

Property, plant, and equipment, net                       65,760       56,616

Marketable securities                                         --        4,630

Other assets                                               2,662        4,896
                                                      ----------    ---------
                                                      $  278,334    $ 315,352
                                                      ----------    ---------
                                                      ----------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   23,596    $  26,448
  Accrued liabilities                                     34,524       27,776
  Accrued wages and other
    employee compensation                                  3,447        3,343
  Accrued workers' compensation expense                    5,895        7,233
  Accrued health insurance expense                         2,541        2,708
  Federal income taxes payable                             1,189          771
  Short-term borrowings                                    2,067        1,635
  Current portion of long-term debt                          481          447
                                                      ----------    ---------
        Total current liabilities                         73,740       70,361

Long-term debt                                            42,112       78,585
                                                      ----------    ---------
        Total liabilities                                115,852      148,946

Stockholders' equity:
Common stock - par value $0.10 per share; 25,000,000
    shares authorized and 8,560,636 shares issued
    in 1996 and 1995                                         856          856
Additional paid-in capital                                41,641       41,641
Unrealized loss on marketable securities                      --         (206)
Retained earnings                                        119,986      124,116
                                                      ----------    ---------
                                                         162,483      166,407
Less - Treasury stock, 9,254 shares at par value              (1)          (1)
                                                      ----------    ---------
        Total stockholders' equity                       162,482      166,406
                                                      ----------    ---------
                                                      $  278,334    $ 315,352
                                                      ----------    ---------
                                                      ----------    ---------


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                            Common Stock                    Unrealized
                         ------------------    Additional     Loss on                                  Total
                           $0.10 Par Value      Paid-In     Marketable    Retained     Treasury    Stockholders'
                           Shares       $       Capital     Securities    Earnings      Stock         Equity
                         ------------------    ----------   ----------    --------     --------    ------------
BALANCE,
   September 30, 1993    8,507,736     $851     $40,514        $   -      $ 92,035      $ (1)        $133,399

Common stock
   issuance                 38,369        4         857            -             -         -              861
Common stock
   dividends declared
   ($0.20 per share)             -        -           -            -        (1,700)        -           (1,700)
Unrealized loss
   on marketable
   securities                    -        -           -         (239)            -         -             (239)
Net income                       -        -           -            -        25,681         -           25,681
                         ------------------------------------------------------------------------------------
BALANCE,
   September 30, 1994    8,546,105      855      41,371         (239)      116,016        (1)         158,002

Common stock
   issuance                 14,531        1         270            -             -         -              271
Common stock
   dividends declared
   ($0.20 per share)             -        -           -            -        (1,709)        -           (1,709)
Recovery of unrealized
   loss on marketable
   securities                    -        -           -           33             -         -               33
Net income                       -        -           -            -         9,809         -            9,809
                         ------------------------------------------------------------------------------------
BALANCE,
   September 30, 1995    8,560,636      856      41,641         (206)      124,116       (1)          166,406

Common stock
   dividends declared
   ($0.20 per share)             -        -           -            -        (1,710)        -           (1,710)
Realized loss
   on marketable
   securities                    -        -           -          206             -         -              206
Net loss                         -        -           -            -        (2,420)        -           (2,420)
                         ------------------------------------------------------------------------------------

BALANCE,
   September 30, 1996    8,560,636     $856     $41,641        $   -      $119,986     $ (1)         $162,482
                         ------------------------------------------------------------------------------------
                         ------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                       Year Ended September 30,
                                                             -------------------------------------------
                                                                1996             1995             1994
                                                             ---------        ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $  (2,420)       $   9,809         $ 25,681
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                6,839            3,268            3,158
    (Gain) loss on disposal of property, plant, and equipment   (1,608)             144             (190)
    Net (gain) loss on sale of marketable securities               542             (117)             179
    Changes in assets and liabilities -
       Accounts receivable, net                                 (7,589)          13,117           (9,097)
       Inventories                                              22,551          (21,343)         (41,541)
       Insurance receivable                                     23,890          (23,990)               -
       Current deferred tax benefit                                288           (1,872)            (274)
       Other current assets                                        148              (23)             (91)
       Accounts payable                                         (2,852)         (12,403)          18,956
       Accrued liabilities and federal income taxes payable      6,999            1,448           (2,339)
       Accrued wages and other employee compensation               104           (3,259)              45
       Accrued workers' compensation expense                    (1,338)            (214)            (813)
       Minority interest                                             -                -              (32)
                                                             ---------        ---------         --------
          Net cash provided by (used in) operating activities   45,554          (35,435)          (6,358)
                                                             ---------        ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net               (16,070)         (30,613)         (15,448)
Proceeds from sale of property, plant, and equipment, net        1,695                -                -
Purchases of marketable securities                                   -                -          (22,020)
Proceeds from the sale of marketable securities                  5,018            3,156           13,243
Proceeds from the sale of officers' life insurance policies          -                -            4,856
(Increase) decrease in other assets                              2,234             (130)             650
                                                             ---------        ---------         --------
          Net cash used in investing activities                 (7,123)         (27,587)         (18,719)
                                                             ---------        ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                            432              501            1,134
Proceeds from issuance of long-term debt                       422,000          517,000           51,000
Payments on long-term debt                                    (458,439)        (453,423)         (41,509)
Payments of cash dividends                                      (1,710)          (1,709)          (1,700)
Net proceeds from the issuance of common stock                       -              271              861
                                                             ---------        ---------         --------
          Net cash provided by (used in) financing activities  (37,717)          62,640            9,786
                                                             ---------        ---------         --------

Increase (decrease) in cash and cash equivalents                   714             (382)         (15,291)
Cash and cash equivalents, beginning of period                   2,230            2,612           17,903
                                                             ---------        ---------         --------
Cash and cash equivalents, end of period                     $   2,944        $   2,230         $  2,612
                                                             ---------        ---------         --------
                                                             ---------        ---------         --------
Supplemental disclosure of cash flow information
Cash paid (received) for:
    Interest, net of amounts capitalized                     $   3,350        $   3,275         $    549
    Income taxes, net                                        $  (1,359)       $   9,236         $ 20,544


       The accompanying notes are an integral part of these consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1996, 1995 AND 1994

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Haggar Corp. and subsidiaries (the "Company") designs, manufactures, imports, and markets men's apparel products including pants, shorts, suits, sportcoats, and shirts. The Company's products are sold to retail stores throughout the United States including major department stores, specialty stores and mass market retailers. The Company offers its premium apparel products under the "Haggar" brand name, and also offers a more moderately priced line of products under its "Reed St. James" brand name through its mass market retailer division, The Horizon Group. In addition, the Company's specialty label division offers retailers quality products bearing the retailer's own label. The Company's Haggar Direct, Inc. subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet malls throughout the United States. The Company's foreign operations are conducted through Haggar UK, which markets the Company's branded products in Europe. Additionally, the Company derives royalty income from the use of its "Haggar" and "Reed St. James" trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Texas, Mexico and the Dominican Republic.

      The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. ("Clothing Co."), which is the main operating subsidiary, Haggar Direct, Inc., Haggar UK, and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

      The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and in the remaining notes.

CASH AND CASH EQUIVALENTS

      For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts receivable are net of allowances for doubtful accounts of $900,000 and $1,201,000 at September 30, 1996 and 1995, respectively.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 26.3%, 28.7% and 27.6% of the Company's net sales during the year ended September 30, 1996, 1995 and 1994, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's largest customers could have a material adverse effect on the Company's results of operations. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market, and consisted of the following at September 30, 1996 and 1995 (in thousands):

                                       1996           1995
                                     --------       --------
      Piece goods                    $ 23,335       $ 22,260
      Trimming and supplies             5,991         11,808
      Work-in-process                  13,248         27,614
      Finished garments                73,782         77,225
                                     --------       --------
                                     $116,356       $138,907
                                     --------       --------
                                     --------       --------

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment, stated at cost, consisted of the following at September 30, 1996 and 1995 (in thousands):

                                                1996          1995
                                              --------      --------
      Land                                    $  3,428      $  3,476
      Buildings                                 29,878        11,902
      Furniture, fixtures and equipment         80,786        55,205
      Leasehold improvements                    11,856         9,015
      Construction in progress                     369        31,198
                                              --------      --------
        Total                                  126,317       110,796
      Less: Accumulated depreciation
       and amortization                        (60,557)      (54,180)
                                              --------      --------
      Net property, plant, and equipment      $ 65,760      $ 56,616
                                              --------      --------
                                              --------      --------

      During 1995, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-lived Assets." The adoption of SFAS No. 121 has not had a significant impact on the Company's financial position or results of operations.

DEPRECIATION AND AMORTIZATION

      The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts which allocate the cost of the assets over their estimated useful lives, as follows:

                                                          Estimated
       Asset Classification                              Useful Life
       --------------------                              -----------
       Buildings                                            15-40
       Furniture, fixtures, and equipment                    5-7
       Leasehold improvements                           Life of Lease

FINANCIAL INSTRUMENTS

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure about Fair Value of Financial Instruments," which requires the disclosure of the fair market value of off- and on-balance sheet financial instruments. The carrying value of all financial instruments, including marketable securities, long-term debt, and cash and temporary cash investments, approximates their fair value at year-end.

      The FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting requirements for both investments in equity securities that have readily determinable fair values and for all investments in debt securities. During the second quarter of fiscal 1996, the Company sold all of its investments in preferred stock and equity securities. The proceeds from the sale were used to reduce borrowings under the Company's line of credit. Comparatively, the Company had net investments in preferred stocks of approximately $5,224,000, as of September 30, 1995. These investments were classified as available-for-sale securities and were reported at their fair value as of September 30, 1995, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

      Realized gains and losses on investments in preferred stocks are determined on a specific identification basis. During fiscal 1996 the Company recognized realized losses of $542,000. During fiscal 1995 realized losses of $6,000 were offset by realized gains of $123,000. The net effect of these gains and losses is reflected in Other income, net in the accompanying Consolidated Statements of Operations. There were no gross unrealized losses as of September 30, 1996. Gross unrealized losses as of September 30, 1995, were approximately $335,000. Accordingly, the Company established a valuation allowance to reduce stockholders' equity as of September 30, 1995, by $206,000, net of a $129,000 deferred income tax benefit during fiscal 1995.

      The Company earned $167,000, $621,000, and $1,166,000 in dividend and interest income during fiscal 1996, 1995, and 1994, respectively, on marketable securities and other investments.

OTHER ASSETS

      Other assets consisted of the following at September 30, 1996 and 1995 (in thousands):

                                                  1996        1995
                                                 ------      ------
      Cash surrender value of life insurance     $  780      $2,837
      Long-term deferred tax benefit                594         546
      Equipment projects-in-progress                123         658
      Other                                       1,165         855
                                                 ------      ------
        Total other assets                       $2,662      $4,896
                                                 ------      ------
                                                 ------      ------

MINORITY INTEREST

             In September 1993, the Company established a subsidiary, Haggar UK, for the purpose of expanding its operations in the United Kingdom. The Company contributed approximately $30,000 to obtain a 51% interest in the subsidiary. The assets and liabilities of Haggar UK have been reflected in the consolidated financial statements as of September 30, 1996, and September 30, 1995. As cumulative net losses from the initial operations of the subsidiary have exceeded contributed capital, there has been no minority interest reflected in the consolidated balance sheets as of September 30, 1996 and 1995.

             During fiscal 1994, the Haggar UK subsidiary established a line of credit with a bank to fund operating activities. Available borrowing capacity under the line of credit is approximately $2,100,000, and approximately $2,067,000 and $1,635,000 was outstanding as of September 30, 1996 and 1995, respectively.

Interest is payable at 1% above the bank's base rate, as defined (6.75% at September 30, 1996). The line of credit has been partially collateralized by an approximate $1.6 million letter of credit from the Company and is payable upon demand.

REVENUE RECOGNITION

      Revenue is recognized upon product shipment to customers.

ADVERTISING

      Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred.

OTHER INCOME

     Other income consisted of the following for the years ended September 30, 1996, 1995 and 1994 (in thousands):

                                          1996      1995      1994
                                         ------    -----     ------
     Gain (loss) on sale of assets, net  $1,608    $(144)    $  190
     Interest income                         61       81        328
     Investment income (loss), net         (436)     657        659
     Other                                  330      192        333
                                         ------    -----     ------
       Total other income, net           $1,563    $ 786     $1,510
                                         ------    -----     ------
                                         ------    -----     ------

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     Net income per common share and common share equivalent is calculated by dividing net income applicable to common stock by the weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the effect, if any, of the assumed purchase of common shares, using the treasury stock method, pursuant to a stock repurchase agreement and common stock options issued under a long-term incentive plan. Common stock equivalents have been determined in 1996, 1995 and 1994 using a common stock market price of $14.50, $21.26 and $28.32, respectively, per share.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows for the years ended September 30, 1996, 1995 and 1994 (in thousands):

                                            1996       1995         1994
                                           -----     -------      -------
     Current federal income tax            $(347)    $ 7,473      $14,994
     Deferred federal income tax            (595)     (2,212)        (274)
     State income tax                        (44)        734        1,622
                                           -----     -------      -------
     Provision (benefit) for income taxes  $(986)    $ 5,995      $16,342
                                           -----     -------      -------
                                           -----     -------      -------

     Temporary differences and carryforwards which give rise to a significant portion of net deferred income tax assets are as follows (in thousands):

                                             1996             1995
                                           -------          -------
     Deferred income tax assets:
     Workers' compensation accrual         $ 2,063          $ 2,531
     Inventory cost capitalization
      and valuation                          3,741            6,080
     Allowances for
      accounts receivable                      315              420
     Health and life insurance accrual         982            1,236
     Accrual for system development              -              560
     Interest capitalization                   915              490
     Reserve for reorganization              4,900                -
     Other                                   1,388            3,357
                                           -------          -------
                                            14,304           14,674
     Less - Valuation allowance               (250)            (250)
                                           -------          -------
                                            14,054           14,424
     Deferred income tax liability:
     Prepaid insurance                      (1,050)          (1,050)
                                           -------          -------
     Net deferred income tax asset          13,004           13,374
     Less - Current deferred tax benefit    12,410           12,828
                                           -------          -------
     Long-term deferred tax benefit        $   594          $   546
                                           -------          -------
                                           -------          -------

     The provision (benefit) for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):

                                          1996       1995       1994
                                        -------     ------    -------
     Tax computed at the
      statutory rate                    $(1,045)    $5,531    $14,708
     State income taxes                     (44)       734      1,622
     Tax credits utilized                   (96)      (491)      (449)
     Gain on sale of life insurance
      policies                                -          -        791
                                        -------     ------    -------
     Other                                  199        221       (330)
                                        -------     ------    -------
                                        $  (986)    $5,995    $16,342
                                        -------     ------    -------
                                        -------     ------    -------

3.  INSURANCE RECEIVABLE

     On May 5, 1995, a severe thunderstorm struck the Dallas - Fort Worth metropolitan area causing widespread damage. During the high winds and heavy rains caused by these thunderstorms, a portion of the roof over the Company's main distribution center collapsed. The Company has received a $35,000,000 insurance settlement related to the inventory and approximately $5,100,000 related to real and personal property damaged during the storm. As of September 30, 1995, the Company had received $15,000,000 of the $35,000,000 insurance inventory claim. At that point in time, the claims for real and other personal property damage had not yet been submitted to the insurance carrier. Accordingly, a receivable of $20,000,000 related to the uncollected portion of the inventory claim and approximately $4,000,000 related to the estimated real and other personal property claim is reflected in the accompanying balance sheet as of September 30, 1995.

     The insurance proceeds received and expected to be received in 1995 as a result of the storm damage are included in Gain from Storm Damage in the accompanying 1995 statement of operations. Such proceeds have been offset by approximately $34,000,000 in expenses related specifically to the storm damage, including approximately $24,000,000 of damaged inventory, $4,000,000 of additional distribution costs, and $6,000,000 of property and equipment damage and other disaster recovery costs. Collections in excess of the recorded receivable resulted in a $1,100,000 gain from the settlement of the real and other personal property claims for the year ended September 30, 1996.

4.  LONG-TERM DEBT

     Long-term debt consisted of the following at September 30, 1996 and 1995 (in thousands):

                                                  1996            1995
                                                -------         -------
     Borrowings under revolving
      credit line                               $13,000         $49,000

     Industrial Development Revenue
      Bonds with interest at a rate equal
      to that of high-quality, short-term,
      tax-exempt obligations, as defined
      (3.85% at September 30, 1996),
      payable in annual installments of
      $100 to $200, and a final payment
      of $2,000 in 2005, secured by
      certain buildings and equipment             2,900           3,000
     Allstate notes                              25,000          25,000
     Other                                        1,693           2,032
                                                -------         -------
                                                 42,593          79,032
     Less - Current portion                         481             447
                                                -------         -------
                                                $42,112         $78,585
                                                -------         -------
                                                -------         -------

     Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $1,400,000 at September 30, 1996.

     As of September 30, 1996, the Company had a revolving credit line agreement (the "Agreement") with certain banks. During 1996, the Agreement was amended to extend the maturity date to December 31, 1998. The Company had additional available borrowing capacity of approximately $77,000,000 under this Agreement at September 30, 1996. The Company incurred approximately $211,000 in commitment fees related to the available borrowing capacity during the year ended September 30, 1996. The interest rates for the year ended September 30, 1996, ranged from 6.03% to 8.75%, and the weighted average interest rate for the year was 7.7%. The facility will mature December 31, 1998, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivables and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth, as defined, in excess of $149,000,000 and $55,000,000, respectively, as of September 30, 1996. For fiscal years after 1996, the Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if either a default exists or the fixed charge ratio, as defined, is less than 1.10 to 1.00 after giving effect to such a dividend.

     In the first quarter of fiscal 1995, the Company completed the sale and issuance of $25,000,000 in senior notes (the "Allstate notes"). Proceeds from the notes were used to partially fund the construction of the Company's new CSC. Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitations on additional indebtedness, and the maintenance of certain net worth requirements.

     Principal payments due during the next five years on debt are as follows (in thousands):

     Years Ending September 30,                   Amount
     --------------------------                  -------
     1997                                        $   481
     1998                                            322
     1999                                         16,854
     2000                                          3,870
     2001                                          3,888
     Thereafter                                   17,178
                                                 -------
                                                 $42,593
                                                 -------
                                                 -------

5.  LEASES AND OTHER COMMITMENTS

OPERATING LEASES

     The Company leases certain of its manufacturing, computer and automotive equipment under agreements which expire at various dates through 2010 and which contain options to renew at various terms. The following is a schedule of future minimum rental payments required under operating leases at September 30, 1996 (in thousands):

     Years Ending September 30,                   Amount
     --------------------------                  -------
     1997                                        $ 6,031
     1998                                          4,479
     1999                                          3,549
     2000                                          2,395
     2001                                          1,557
     Thereafter                                    1,414
                                                 -------
                                                 $19,425
                                                 -------
                                                 -------

     Rental expense was $6,410,000, $4,896,000 and $4,316,000 in the years ended September 30, 1996, 1995 and 1994, respectively.

COMMITMENTS AND CONTINGENCIES

     The Company had approximately $17,378,000 in outstanding letters of credit at September 30, 1996, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

     The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations of the future periods.

6.  RELATED PARTY TRANSACTIONS

     The Company paid $136,000, $327,000 and $298,000 to certain stockholders primarily for rent on a building in the years ended September 30, 1996, 1995 and 1994, respectively.

7.  RESTRUCTURING CHARGES

      The Company decided to restructure its worldwide manufacturing capacity, including consolidation of its three Texas sewing operations into one facility. The cost of this restructure, recorded in the year ended September 30, 1996, was estimated to be $14,000,000 of which $8,680,000 is included in cost of sales and consisting principally of severance costs for manufacturing employees and $5,320,000 is included in operating expenses related principally to costs to resolve various legal issues in connection with the restructuring and prior plant closings as well as severance for non-manufacturing employees. This restructuring is expected to begin in 1997 and be fully implemented in 1998.

      In fiscal 1995, the Company closed its Robstown, Texas, manufacturing plant. The cost of closing this plant, recorded in the year ended September 30, 1995, was approximately $1,244,000, which is included in cost of sales in the accompanying Statements of Operations in the year ended September 30, 1995.

8.  EMPLOYEE BENEFIT PLANS

      The Company provides a Profit Sharing and Savings Plan (the "Plan") to substantially all eligible employees of the Company, as defined. Discretionary profit sharing contributions, made by the Company, are allocated to eligible plan participants based on their respective compensation. The profit sharing contributions vest according to a defined vesting schedule. Full vesting occurs at the end of seven years of service or upon retirement, death, or disability of plan participants. Participants may contribute from 1% to 10% of their compensation to the Plan under Internal Revenue Code Section 401(k) ("401(k) Contributions"). The Company may make discretionary matching contributions in an amount equal to 50% of each participant's 401(k) Contribution. Participant 401(k) Contributions and the Company's matching 401(k) Contributions are 100% vested at the date they are contributed. The Company contributed approximately $700,000, $2,000,000 and $2,000,000 for each of the years ended September 30, 1996, 1995 and 1994, respectively.

      The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain welfare benefits. Trust contributions are made by the Company as defined by the trust agreement. The Company contributed approximately $10,378,000, $9,100,000 and $8,939,000 to the Trust for the years ended September 30, 1996, 1995 and 1994, respectively.

      In December 1990, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was issued to establish standards of financial accounting and reporting for an employer that provides postretirement benefits other than pensions to its employees. Although the Company provides welfare benefits to a limited number of eligible retired employees, as defined, such benefits have been insignificant for the years ended September 30, 1996, 1995 and 1994. Additionally, such benefits are expected to be insignificant in future years.

      On June 28, 1993, the Company established a noncompensatory employee stock purchase plan to provide employees with a convenient way to acquire Company stock through payroll deductions. Substantially all employees meeting limited employment qualifications may participate in the stock purchase plan.

LONG-TERM INCENTIVE PLAN

           The Company, during the first quarter of fiscal 1993, adopted a long-term incentive plan which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The long-term incentive plan allows for 1,300,000 shares to be granted. The following table summarizes the changes in common stock options in fiscal 1996, 1995 and 1994:

                                        Shares     Range of prices
                                       --------    ----------------
     Options outstanding
       as of September 30, 1993         383,000    $16.50 to $19.25
       Options granted                  304,000    $18.25 to $37.88
       Options exercised                (10,000)   $16.50 to $18.25
       Options canceled                  (9,600)             $16.50
                                       --------    ----------------
     Options outstanding as
       of September 30, 1994            667,400    $16.50 to $37.88
       Options granted                  244,000    $21.50 to $23.00
       Options exercised                (14,531)   $19.25 to $24.13
       Options canceled                 (32,401)   $16.50 to $21.50
                                       --------    ----------------
     Options outstanding as
       of September 30, 1995            864,468    $16.50 to $37.88
       Options granted                  109,000    $12.13 to $16.50
       Options canceled                  (7,000    $16.50 to $18.25
                                       --------    ----------------
     Options outstanding as
       of September 30, 1996            966,468    $12.13 to $37.88
                                       --------    ----------------
                                       --------    ----------------

     Options available for grant
       as of September 30, 1996         309,001
     Options exercisable as of
       September 30, 1996               466,770

9.         SUBSEQUENT EVENTS

           Subsequent to September 30, 1996, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on October 28, 1996. The dividend of approximately $428,000 was paid on November 11, 1996.

           Also subsequent to September 30, 1996, the Company reached an agreement in principle with its joint venturer, Coats Viyella Plc, to dissolve and wind-up the joint venture of the two firms in the United Kingdom. The Company intends to continue to market Haggar-Registered Trademark- apparel in the United Kingdom, including Northern Ireland, and the Republic of Ireland.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Haggar Corp.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Haggar Corp. (a Nevada corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated November 1, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP
                                                ------------------------------
                                                 Arthur Andersen LLP
Dallas, Texas
November 1, 1996

                                                                    SCHEDULE I
                                                                   Page 1 of 2

                        HAGGAR CORP. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         HAGGAR CORP. (PARENT COMPANY)
                                BALANCE SHEETS
                       AS OF SEPTEMBER 30, 1996 AND 1995
                                (IN THOUSANDS)

                                                     1996           1995
                                                  ----------     ----------
ASSETS:
Investment in subsidiaries                        $   65,545     $   72,840
Due from subsidiaries                                      -          4,129
Note receivable from Haggar Clothing Co.             100,632         92,706
                                                  ----------     ----------
                                                  $  166,177     $  169,675
                                                  ----------     ----------
                                                  ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Dividend payable and other current liabilities    $    3,052     $    3,063
Due to subsidiaries                                      643              -
                                                  ----------     ----------
    Total current liabilities                          3,695          3,063
STOCKHOLDERS' EQUITY:
  Common stock                                           856            856
  Additional paid-in capital                          41,641         41,641
  Retained earnings                                  119,986        124,116
  Less - treasury stock                                   (1)            (1)
                                                  ----------     ----------
    Total stockholders' equity                       162,482        166,612
                                                  ----------     ----------
                                                  $  166,177     $  169,675
                                                  ----------     ----------
                                                  ----------     ----------

                                                                    SCHEDULE I
                                                                   Page 2 of 2

                        HAGGAR CORP. AND SUBSIDIARIES

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         HAGGAR CORP. (PARENT COMPANY)
                           STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                (IN THOUSANDS)

                                            1996        1995        1994
                                          -------     -------     --------
Equity in earnings of subsidiaries        $(7,296)    $ 5,011     $ 22,258

Interest income                             7,928       7,497        5,349
Income tax expense                         (3,052)     (2,699)      (1,926)
                                          -------     -------     --------
     Net income                           $(2,420)    $ 9,809     $ 25,681
                                          -------     -------     --------
                                          -------     -------     --------

                                                                    SCHEDULE II

                        HAGGAR CORP. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                   AS OF SEPTEMBER 30, 1996, 1995 AND 1994
                               (IN THOUSANDS)

                                  Balance at   Charges to               Balance at
                                 Beginning of  Costs and   Deductions     End of
                                    Period      Expenses       (1)        Period
                                 ------------  ----------  ----------   ----------
September 30, 1996:
  Allowance for doubtful accounts   $1,201       $(686)       $ 385       $   900

September 30, 1995:
  Allowance for doubtful accounts    1,284         792         (875)        1,201

September 30, 1994:
  Allowance for doubtful accounts    1,156         640         (512)        1,284

(1) Amounts deemed uncollectible and recoveries of previously reserved amounts.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

           None.


                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information required by Part III, Item 10 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.   EXECUTIVE COMPENSATION

           The information required by Part III, Item 11 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Part III, Item 12 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by Part III, Item 13 is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.

(a)   (1) FINANCIAL STATEMENTS

                                                                          Pages

          Report of Independent Public Accountants.                          18
          Consolidated Statements of Operations,
              Years Ended September 30, 1996, 1995 and 1994.                 19
          Consolidated Balance Sheets, at September 30, 1996 and 1995.       20
          Consolidated Statements of Stockholders' Equity,
              Years Ended September 30, 1996, 1995 and 1994.                 21
          Consolidated Statements of Cash Flows,
              Years Ended September 30, 1996, 1995 and 1994.                 22
          Notes to Consolidated Financial Statements.                     23-31

      (2) FINANCIAL STATEMENT SCHEDULES

          Report of Independent Public Accountants.                          32
          Schedule I - Condensed Financial Information of Registrant -
              Haggar Corp. (Parent Company).                              33-34
          Schedule II - Valuation and Qualifying Accounts.                   35

          Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      (3) EXHIBITS
            3(a) Third Amended and Fully Restated Articles of Incorporation. (Incorporated by reference from
                       Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)

            3(b) Bylaws of the Company, as amended. (Incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)

            4(a) Specimen Certificate evidencing Common Stock (and Preferred Stock Purchase Right). (Incorporated by reference from Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)

            4(b) Form of Stockholders' Rights Agreement. (Incorporated by reference from Exhibit 4(b) to the Company's Pre-Effective Amendment No. 1 to Form S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)

            4(c) Note Purchase Agreement dated December 22, 1994, among Haggar Apparel Company, Haggar Corp. and Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

            4(d)       Note No. 1 dated December 22, 1994, in
                       original principal amount of $10,500,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

            4(e) Note No. 2 dated December 22, 1994, in original principal amount of $6,500,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance
                       Company. (Incorporated by reference from Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

            4(f) Note No. 3 dated December 22, 1994, in original principal amount of $4,800,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

            4(g) Note No. 4 dated December 22, 1994, in original principal amount of $2,200,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

            4(h) Note No. 5 dated December 22, 1994, in original principal amount of $1,000,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

           10(a) 1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Pre-Effective Amendment No. 1 to Form S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)

           10(b) Management Incentive Plan. (Incorporated by reference from Exhibit 10(b) to the Company's Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992
                       [Registration No. 33-52704].)

           10(c) Master Letter of Credit Agreement between Philadelphia National Bank and Haggar Apparel Company. (Incorporated by reference from Exhibit 10(n) to the Company's Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992 [Registration No. 33-52704].)

           10(d) Articles of Association of Haggar UK Limited. (Incorporated by reference from Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)

           10(e) Subscription and Shareholders Agreement relating to Haggar UK Limited. (Incorporated by reference from
                       Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)

           10(f) Trade mark License Agreement between Haggar Apparel Company and Haggar UK Limited. (Incorporated by reference from Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)

           10(g) First Amendment to the 1992 Long-term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 [File No. 0-20850 ].)

           10(h) Standard Form of Agreement Between Owner and Contractor dated as of April 25, 1994, between Haggar Apparel Company and Bob Moore Construction, Inc. regarding construction of customer service center. (Incorporated by reference from Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 [File No. 0-20850].)

           10(i) Agreement dated as of April 26, 1994, between Haggar Apparel Company and Kosan Crisplant USA, Inc. regarding tilt tray sortation system for the customer service center. (Incorporated by reference from Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
                       [File No. 0-20850].)

           10(j) Agreement by and between Haggar Apparel Company and Babcock Industries Inc., regarding a material conveying system. (Incorporated by reference from Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 [File No. 0-20850].)

           10(k) First Amended and Restated Credit Agreement between the Company and Texas Commerce Bank, as agent for a bank syndicate.

           10(l) Commercial Contract of Sale dated effective March 28, 1996, between Haggar Clothing Co. and Fred's Foreign Car Service, Inc. regarding land and storage building, together with First Amendment to Commercial Contract of Sale dated effective April 8, 1996.

           10(m) Commercial Contract of Sale dated effective March 28, 1996, between Haggar Clothing Co. and R.H.A. Partnership regarding land and storage building, together with Amendment to Contract of Sale dated April 22, 1996, Second Amendment to Commercial Contract of Sale dated effective April 29, 1996, and Third Amendment to Commercial Contract of Sale dated effective May 10, 1996.

           11 Statement Regarding Computation of Net Income (Loss) Per Common Share.

           21 Significant Subsidiary of the Company. (Incorporated by reference from Exhibit 22 to the Company's Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992 [Registration No. 33-52704].)

           23          Consent of independent public accountants.

      (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed with the Commission during the fourth quarter of fiscal 1996.

                    THIS PAGE INTENTIONALLY LEFT BLANK.

                                  SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAGGAR CORP.
                                       (Registrant)



                                       By: /s/ RALPH A. BEATTIE
                                          -----------------------------------
                                          Ralph A. Beattie, December 20, 1996
                                               (EXECUTIVE VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                     Title                          Date
------------------------  ----------------------------------   -----------------

/s/ J. M. HAGGAR, III     Chairman and                         December 20, 1996
------------------------  Chief Executive Officer
    J. M. Haggar, III     (Principal Executive Officer)



/s/ FRANK D. BRACKEN      Director, President and              December 20, 1996
------------------------  Chief Operating Officer
    Frank D. Bracken


/s/ RALPH A. BEATTIE      Director, Executive Vice President   December 20, 1996
------------------------  and Chief Financial Officer
    Ralph A. Beattie      (Principal Financial and
                          Accounting Officer)



/s/ NORMAN E. BRINKER     Director                             December 20, 1996
------------------------
    Norman E. Brinker

                        HAGGAR CORP. AND SUBSIDIARIES

                         INDEX TO ATTACHED EXHIBITS

EXHIBIT                                                                   PAGES

10(k) First Amended and Restated Credit Agreement between the Company and Texas Commerce Bank, as Agent for a bank syndicate.

10(l) Commercial Contract of Sale between the Company and Fred's Foreign Car Service Inc. and First Amendment to Contract of Sale.

10(m)  Commercial Contract of Sale between the Company and R.H.A.
       Partnership, Amendment to Contract of Sale, and Second Amendment to Commercial Contract of Sale and Third Amendment to Commercial Contract of Sale.

11     Statement Regarding Computation of Net Income (Loss) Per Common
       Share.

23     Consent of Independent Public Accountants