Form 10-Q
period 1996-12-31
HAGGAR CORP
filed 1997-02-13
CIK 892533

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

                                 -------------

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

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

                      Yes  X                           No
                         -----                           -----

As of February 13, 1997, there were 8,551,382 shares of the Registrant's Common Stock outstanding.

                         HAGGAR CORP. AND SUBSIDIARIES

                                     INDEX


Part I.  Financial Information

        Item 1.  Financial Statements

             Consolidated Statements of Operations
             (Three months ended December 31, 1996 and 1995)                  3

             Consolidated Balance Sheets
             (As of December 31, 1996 and September 30, 1996)                 4

             Consolidated Statements of Cash Flows
             (Three months ended December 31, 1996 and 1995)                  5

             Notes to Consolidated Financial Statements                     6-8

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9-11

Part II.  Other Information.

        Item 5.  Other Information.                                          12

        Item 6.  Exhibits and Reports on Form 8-K                            12

Signature                                                                    12

Exhibit

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            Three Months Ended
                                                               December 31,
                                                         -----------------------
                                                           1996           1995
                                                         --------       --------
Net sales                                                $104,157       $ 98,418

Cost of goods sold                                         73,419         71,334
                                                         --------       --------
  Gross profit                                             30,738         27,084

Selling, general and administrative expenses             (27,797)       (25,489)
Royalty income, net                                           403            637
                                                         --------       --------

Operating income                                            3,344          2,232

Other income (expense), net                                  (72)            151

Interest expense                                            (977)          (769)
                                                         --------       --------

Income from operations before provision
 for income taxes                                           2,295          1,614

Provision for income taxes                                    912            610
                                                         --------       --------

Net income                                               $  1,383       $  1,004
                                                         --------       --------
                                                         --------       --------

Net income per common share and
 common share equivalent                                 $   0.16       $   0.12
                                                         --------       --------
                                                         --------       --------

Weighted average number of common shares
 and common share equivalents outstanding                   8,556          8,564
                                                         --------       --------
                                                         --------       --------



  The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                        December 31,   September 30,
                                                            1996           1996
                                                        ------------   -------------
                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  14,427       $  2,944
  Accounts receivable, net                                  46,466         74,556
  Inventories                                              111,633        116,356
  Deferred tax benefit                                      14,777         12,410
  Insurance receivable                                           -            100
  Other current assets                                       3,362          3,546
                                                          --------       --------
    Total current assets                                   190,665        209,912

Property, plant, and equipment, net                         65,456         65,760
Other assets                                                 2,494          2,662
                                                          --------       --------
                                                          $258,615       $278,334
                                                          --------       --------
                                                          --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 12,692       $ 23,596
  Accrued liabilities                                       34,822         34,524
  Accrued wages and other employee compensation              2,486          3,447
  Accrued workers' compensation expense                      5,746          5,895
  Accrued health insurance expense                           3,370          2,541
  Federal income taxes payable                               3,542          1,189
  Short-term borrowings                                      3,081          2,067
  Current portion of long-term debt                            463            481
                                                          --------       --------
    Total current liabilities                               66,202         73,740

Long-term debt                                              28,976         42,112
                                                          --------       --------
    Total liabilities                                       95,178        115,852

STOCKHOLDERS' EQUITY
Common stock - par value $0.10 per share; 25,000,000
 shares authorized and 8,560,636 shares issued at
 December 31, 1996 and September 30, 1996.                     856            856
Additional paid-in capital                                  41,641         41,641
Retained earnings                                          120,941        119,986
                                                          --------       --------
                                                           163,438        162,483
Less - Treasury stock, 9,254 shares at par value                (1)            (1)
                                                          --------       --------
    Total stockholders' equity                             163,437        162,482
                                                          --------       --------
                                                          $258,615       $278,334
                                                          --------       --------
                                                          --------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                             Three Months Ended
                                                                 December 31,
                                                           -----------------------
                                                               1996         1995
                                                           ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     1,383         1,004
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                2,675           918
  (Gain) loss on disposal of property, plant, and equipment      (19)            2
  Net loss on sale of marketable securities                        -            53
Changes in assets and liabilities-
    Accounts receivable, net                                  28,090        24,077
    Inventories                                                4,723       (13,438)
    Insurance receivable                                         100        19,990
    Current deferred tax benefit                              (2,367)        1,939
    Federal income taxes receivable                                -        (1,099)
    Other current assets                                         184         2,062
    Accounts payable                                         (10,904)      (14,447)
    Accrued liabilities and federal income taxes payable       3,480         1,604
    Accrued wages and other employee compensation               (961)       (1,202)
    Accrued workers' compensation expense                       (149)         (736)
                                                           ---------     ---------
        Net cash provided by operating activities             26,235        20,727

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net              (2,416)       (4,594)
Proceeds from sale of property, plant, and equipment, net         64             -
Proceeds from the sale of marketable securities                    -           532
Decrease in other assets                                         168           842
                                                           ---------     ---------
        Net cash used in investing activities                 (2,184)       (3,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                        1,014            61
Proceeds from issuance of long-term debt                      26,000       116,000
Payments on long-term debt                                   (39,154)     (128,151)
Payments of cash dividends                                      (428)         (428)
                                                           ---------     ---------
        Net cash used in financing activities                (12,568)      (12,518)

Increase in cash and cash equivalents                         11,483         4,989
Cash and cash equivalents, beginning of period                 2,944         2,230
                                                           ---------     ---------
Cash and cash equivalents, end of period                   $  14,427     $   7,219
                                                           ---------     ---------
                                                           ---------     ---------

Supplemental disclosure of cash flow information
Cash paid for:
    Interest                                               $   1,246     $   1,780
    Income taxes                                           $      54     $     103

                        The accompanying notes are an integral part of
                         these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of December 31, 1996, and the consolidated statements of operations and cash flows for the three months ended December 31, 1996 and 1995, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 1996, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 28.9% and 29.4% of the Company's net sales for the three months ended December 31, 1996 and 1995, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.


INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1996, and September 30, 1996 (in thousands):

                                   December 31,    September 30,
                                       1996            1996
                                   ----------      -------------
          Piece goods              $   20,625       $   23,335
          Trimmings & supplies          5,534            5,991
          Work-in-process              12,992           13,248
          Finished garments            72,482           73,782
                                   ----------       ----------
                                   $  111,633       $  116,356
                                   ----------       ----------
                                   ----------       ----------

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

FINANCIAL INSTRUMENTS.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting requirements for both investments in equity securities that have readily determinable fair values and for all investments in debt securities. As of December 31, 1996, the Company had no investments in preferred stocks and equity securities.

Realized gains and losses on investments in preferred stocks are determined on a specific identification basis. For the three months ended December 31, 1996, there were no realized gains or losses recognized. For the three months ended December 31, 1995, realized losses of $53,000 were recorded. The realized losses for the three months ended December 31, 1995, are included in "Other income, net" stated in the accompanying Consolidated Statements of Operations. As of December 31, 1995, the Company had gross unrealized long-term losses of $495,000. The Company had established a valuation allowance to reduce stockholders' equity as of December 31, 1995, by $304,000, net of a $191,000 deferred income tax benefit.

For the three months ended December 31, 1996 and 1995, the Company earned dividend and interest income of $31,000 and $111,000, respectively.


LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1996, and September 30, 1996 (in thousands):

                                                   December 31,  September 30,
                                                      1996           1996
                                                   -----------   ------------
          Borrowings under revolving
            credit line                            $         -   $     13,000

          Industrial Development Revenue
             Bonds with interest at a rate equal
             to that of high-quality, short-term,
             tax-exempt obligations, as defined
             (4.25% at December 31, 1996),
             payable in annual installments of
             $100 and a final payment of
             $2,000 in 2005, secured by
             certain buildings and equipment             2,800          2,900

          Allstate notes                                25,000         25,000
          Other                                          1,639          1,693
                                                   -----------   ------------
                                                        29,439         42,593
          Less - Current portion                           463            481
                                                   -----------   ------------
                                                   $    28,976   $     42,112
                                                   -----------   ------------
                                                   -----------   ------------


As of December 31, 1996, the Company had a revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had additional available borrowing capacity of approximately $88,000,000 under this Agreement at December 31, 1996. The Company incurred approximately $43,000 in commitment fees related to the available borrowing capacity during the quarter ended December 31, 1996. The interest rates for the quarter ended December 31, 1996, ranged from 6.03% to 8.25%, and the weighted average interest rate for the quarter was 8.09%. The facility will mature December 31, 1998, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivables and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth in excess of $149,000,000 and $55,000,000, respectively, as of December 31, 1996. For fiscal years after 1996, the Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The

Agreement prohibits the payment of any dividend if either a default exists or the fixed charge ratio, as defined, is less than 1.10 to 1.00 after giving effect to such dividend.

In the first quarter of fiscal 1995, the Company completed the sale and issuance of $25,000,000 in senior notes (the "Allstate notes"). Proceeds from the notes have been used to partially fund the construction of the Company's new Customer Service Center (the "CSC"). Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Net income per common share and common share equivalent is calculated by dividing net income applicable to common stock by the weighted average shares of common stock and common stock equivalents outstanding. Common share equivalents represent the effect, if any, of the assumed purchase of common shares, using the treasury stock method, pursuant to common stock options issued under the Company's long-term incentive plan.

SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 3, 1997. The dividend of approximately $428,000 will be paid on February 17, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


RESULTS OF OPERATIONS

The Company's first quarter fiscal 1997 net income to common stockholders of $1.4 million compares to a net income of $1.0 million in the first quarter fiscal 1996. The increase in net income is primarily due to an increase in net sales and higher gross margins, as partially offset by an increase in selling, general and administrative expenses.

Net sales for the first quarter of fiscal 1997, ended December 31, 1996, increased 5.8% to $104.2 million from $98.4 million for the first quarter of fiscal 1996. The increase in net sales for the first quarter of fiscal 1997 is the net result of a 7.4% increase in unit sales and a 1.5% decrease in the average sales price. Net sales for the first quarter of fiscal 1996 were adversely affected by soft sales at retail and competitive pressures resulting from a changing retail environment, the effects of which improved slightly in the first quarter of fiscal 1997.

Gross profit as a percentage of net sales increased to 29.5% in the first quarter of fiscal 1997 compared to 27.5% in the first quarter of the prior fiscal year. This increase in gross profit is primarily the result of an improved manufacturing mix, which slightly reduced cost per unit.

Selling, general and administrative expenses as a percentage of net sales increased to 26.7% in the first quarter of fiscal 1997 compared to 25.9% in the first quarter of fiscal 1996. The increase in selling, general and administrative expenses as a percent of net sales is primarily the result of an increase in depreciation expense of approximately $1.1 million related to the CSC along with an approximate $1.5 million increase in expenses related to the opening and operations of new retail stores during the first quarter of fiscal 1997. At the end of the first quarter of fiscal 1997, 34 retail stores were open and operational, as compared to 15 retail stores at the end of the same period one year ago.

Income tax expense for the first quarter of fiscal 1997 increased primarily as a result of the higher level of net income. As a percent of taxable income, income tax expense was 39.7%, compared to 37.8% for the first quarter of fiscal 1996. The effective tax rate for the first quarter of fiscal 1997 differs from the statutory rate because of certain permanent tax differences. The permanent tax differences include income from tax-free investments, equity securities which qualify for the 70% dividend exclusion and credits for foreign taxes paid.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks as most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $28.1 million to $46.5 million at December 31, 1996 from $74.6 million at September 30, 1996. This decrease in trade accounts receivable is the result of decreased sales volume in the first quarter of fiscal 1997 and seasonal reductions.

Inventories as of December 31, 1996, decreased to $111.6 million from $116.4 million at September 30, 1996. The continued decrease in inventory levels during fiscal 1996 and the first quarter of fiscal 1997 reflects the Company's ongoing efforts to decrease inventory to a level commensurate with projected sales.

The Company's ongoing external financing needs are met through an unsecured revolving credit facility with certain banks. The Agreement provides the Company with a $100.0 million line of credit. The amount available under the Agreement is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Agreement. As of December 31, 1996, the Company had no borrowings outstanding under the Agreement and had available borrowing capacity of approximately $88.0 million.

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

The Company's Haggar UK subsidiary maintains a $3.3 million line of credit with a bank in the United Kingdom to fund its operating activities. As of December 31, 1996, the subsidiary had approximately $3.1 million outstanding under this line of credit. The line of credit has been partially collateralized by an approximate $1.7 million letter of credit from the Company and is payable upon demand. Interest under the line of credit is payable at 1% above the bank's base rate.

Subsequent to September 30, 1996, the Company reached an agreement in principle with its joint venturer, Coats Viyella Plc, to dissolve and wind-up the joint venture of the two firms in the United Kingdom. The Company intends to continue to market Haggar-Registered Trademark- apparel in the United Kingdom, including Northern Ireland, and the Republic of Ireland.

The Company provided cash from operating activities for the three months ended December 31, 1996, of $26.2 million, primarily as a result of the reduction in inventory of $4.7 million, as well as the reduction in accounts receivable of $28.1 million. Additionally, the Company used cash in investing activities of $2.2 million during the first three months of fiscal 1997, the result of purchases of property, plant, and equipment of $2.4 million primarily in conjunction with the opening of retail stores and purchase of visual fixtures during the first quarter of fiscal 1997. The Company had 34 retail stores open at the end of the first quarter of fiscal 1997, compared to 15 at the end of first quarter of fiscal 1996. Furthermore, cash flows used in financing activities of $12.6 million for the three months ended December 31, 1996, were primarily the result of a net reduction in long-term debt of $13.2 million. Comparatively, the Company provided cash from operating activities of $20.7 million for the three months ended December 31, 1995, primarily due to the decrease in accounts receivable of $24.1 million and an insurance receivable of $20.0 million offset by an increase in inventories of $13.4 million and a decrease in accounts payable of $14.4 million. During the first quarter of fiscal 1996, the Company used cash in investing activities of $3.2 million primarily resulting from the purchase of $4.6 million in property, plant, and equipment as the construction of the CSC was nearing completion. Additionally, cash flows used in financing activities of $12.5 million were due to a net decrease in long-term debt of $12.2 million during the first quarter of fiscal 1996.

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

MANAGEMENT INFORMATION SYSTEM.

The Company is planning to modify its current management information systems with a software system that will be used to manage, among other things, customer service, order allocation, billing to customers and calculations of commissions for the Company's sales associates. The Company expects this system to improve operational efficiencies and facilitate future growth. The new management information software is presently being tested and implementation is currently scheduled for the second quarter of fiscal year 1997. However, implementation could be postponed to facilitate further testing, if required. Although the Company has tested and will continue to test the system prior to implementation, testing alone cannot provide assurance that the system will perform in all aspects as anticipated in an operational environment. The Company's operations could be disrupted if the transition to the system is not completed smoothly or if the system does not perform as expected.

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

PART II.  OTHER INFORMATION.

ITEM 5. OTHER INFORMATION.

Ralph A. Beattie resigned as of December 31, 1996, as a director and as Executive Vice President and Chief Financial Officer of the Company. The Company has not named a successor.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                                                                          Pages

  11   Statement Regarding Computation of Net Income per Common Share.      13

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Haggar Corp.,



Date: February 13, 1997             By:  /s/ Jerry D. Lee
      -----------------                  ---------------------------
                                         Jerry D. Lee
                                         Vice President
                                         Corporate Controller

                                         Signed on behalf of the
                                         registrant and as principal
                                         financial officer.