Form 10-Q
period 1997-03-31
HAGGAR CORP
filed 1997-05-15
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

As of May 12, 1997, there were 8,551,382 shares of the Registrant's Common Stock outstanding.

                        HAGGAR CORP. AND SUBSIDIARIES

                                    INDEX


Part I. Financial Information

        Item 1. Financial Statements

             Consolidated Statements of Operations
             (Three and six months ended March 31, 1997 and 1996)            3

             Consolidated Balance Sheets
             (As of March 31, 1997 and September 30, 1996)                   4

             Consolidated Statements of Cash Flows
             (Six months ended March 31, 1997 and 1996)                      5

             Notes to Consolidated Financial Statements                    6-8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9-12

Part II. Other Information.

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                                           12
        Item 6.  Exhibits and Reports on Form 8-K                           12

          Signature                                                         12

Exhibit 11                                                                  13

                        HAGGAR CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended         Six Months Ended
                                                     March 31,                 March 31,
                                               --------------------     ---------------------
                                                 1997        1996         1997         1996
                                               --------    --------     --------     --------
Net sales                                      $ 98,608    $110,840     $202,765     $209,258

Cost of goods sold                               70,184      80,740      143,603      152,073
                                               --------    --------     --------     --------
    Gross profit                                 28,424      30,100       59,162       57,185

Selling, general and administrative expenses    (28,485)    (26,999)     (56,282)     (52,488)
Royalty income, net                                 360         603          763        1,240
                                               --------    --------     --------     --------

Operating income                                    299       3,704        3,643        5,937

Other income (expense), net                       1,262        (271)       1,190         (121)

Interest expense                                   (815)       (880)      (1,792)      (1,649)
                                               --------    --------     --------     --------

Income from operations before provision
  for income taxes                                  746       2,553        3,041        4,167

Provision  for income taxes                         306         969        1,218        1,579
                                               --------    --------     --------     --------

Net income                                     $    440    $  1,584     $  1,823     $  2,588
                                               --------    --------     --------     --------
                                               --------    --------     --------     --------

Net income per common share and
  common share equivalent                      $   0.05    $   0.19     $   0.21     $   0.30
                                               --------    --------     --------     --------
                                               --------    --------     --------     --------

Weighted average number of common shares
  and common share equivalents outstanding        8,552       8,551        8,552        8,551
                                               --------    --------     --------     --------
                                               --------    --------     --------     --------



  The accompanying notes are an integral part of these consolidated financial statements.

                            HAGGAR CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                   March 31,   September 30,
                                                     1997          1996
                                                 -----------   -------------
                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $  9,103     $  2,944
   Accounts receivable, net                          48,458       74,556
   Inventories                                      109,902      116,356
   Deferred tax benefit                              13,338       12,410
   Insurance receivable                                   -          100
   Other current assets                               3,188        3,546
                                                   --------     --------
      Total current assets                          183,989      209,912

Property, plant, and equipment, net                  64,925       65,760
Other assets                                          2,507        2,662
                                                   --------     --------
                                                   $251,421     $278,334
                                                   --------     --------
                                                   --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $ 15,389     $ 23,596
   Accrued liabilities                               29,937       34,524
   Accrued wages and other employee compensation      2,608        3,447
   Accrued workers' compensation expense              5,337        5,895
   Accrued health insurance expense                   2,826        2,541
   Federal income taxes payable                       1,350        1,189
   Short-term borrowings                              1,149        2,067
   Current portion of long-term debt                    418          481
                                                   --------     --------
      Total current liabilities                      59,014       73,740

Long-term debt                                       28,958       42,112
                                                   --------     --------
   Total liabilities                                 87,972      115,852

STOCKHOLDERS' EQUITY
Common stock - par value $0.10 per share;
 25,000,000 shares authorized and 8,560,636
 shares issued at March 31, 1997 and
 September 30, 1996                                     856          856
Additional paid-in capital                           41,641       41,641
Retained earnings                                   120,953      119,986
                                                   --------     --------
                                                    163,450      162,483
Less - Treasury stock, 9,254 shares at
 par value                                               (1)          (1)
                                                   --------     --------
   Total stockholders' equity                       163,449      162,482
                                                   --------     --------
                                                   $251,421     $278,334
                                                   --------     --------
                                                   --------     --------

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                          Six Months Ended
                                                             March 31,
                                                        -------------------
                                                          1997       1996
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  1,823   $  2,588
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                           5,515      1,887
   Loss (gain) on disposal of property, plant,
    and equipment                                           (359)        51
   Loss on sales of marketable securities                      -        532
   Changes in assets and liabilities-
      Accounts receivable, net                            26,098      3,003
      Inventories                                          6,454     (5,725)
      Federal income tax receivable                            -       (530)
      Deferred tax benefit                                  (928)     1,873
      Insurance receivable                                   100     23,990
      Other current assets                                   358      1,539
      Accounts payable                                    (8,207)    (3,139)
      Accrued liabilities and federal income
       taxes payable                                      (4,141)   (10,511)
      Accrued wages and other employee compensation         (839)      (419)
      Accrued workers' compensation expense                 (558)      (955)
                                                        --------   --------
         Net cash provided by operating activities        25,316     14,184

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net           (4,750)    (8,083)
Proceeds from the sale of property, plant and
 equipment                                                   429          -
Proceeds from the sale of marketable securities                -      5,028
Decrease in other assets                                     155      3,289
                                                        --------   --------
         Net cash provided by (used in) investing
          activities                                      (4,166)       234

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from short-term borrowings          (918)       282
Proceeds from issuance of long-term debt                  26,000    266,000
Payments on long-term debt                               (39,217)  (279,202)
Payments of cash dividends                                  (856)      (856)
                                                        --------   --------
         Net cash used in financing activities           (14,991)   (13,776)

Increase in cash and cash equivalents                      6,159        642
Cash and cash equivalents, beginning of period             2,944      2,230
                                                        --------   --------
Cash and cash equivalents, end of period                $  9,103   $  2,872
                                                        --------   --------
                                                        --------   --------
Supplemental disclosure of cash flow information
Cash paid for:
   Interest, net of amounts capitalized                 $  1,312   $  1,166
   Income taxes                                         $  1,123   $    265

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                            HAGGAR CORP. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three and six months ended March 31, 1997, and the consolidated statements of cash flows for the six months ended March 31, 1997, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 1997, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 27.2% and 25.5% of the Company's net sales for the three months ended March 31, 1997 and 1996, respectively. The same customer accounted for 28.2% and 27.2% of the Company's net sales for the six month period ended March 31, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 1997, and September 30, 1996 (in thousands):

                                     March 31,     September 30,
                                       1997            1996
                                     ---------     -------------
     Piece goods                     $ 19,314        $ 23,335
     Trimmings & supplies               6,013           5,991
     Work-in-process                   14,973          13,248
     Finished garments                 69,602          73,782
                                     --------        --------
                                     $109,902        $116,356
                                     --------        --------
                                     --------        --------

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

Realized gains and losses on investments in preferred stocks were determined on a specific identification basis. For the three and six months ended March 31, 1997, there were no realized gains or losses recognized. For the three and six months ended March 31, 1996, realized losses of $532,000 have been recorded. The realized gains and losses for the three and six months ended March 31, 1996, are included in "Other income, net" stated in the accompanying Consolidated Statements of Operations.

LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 1997, and September 30, 1996 (in thousands):

                                                   March 31,    September 30,
                                                     1997           1996
                                                   ---------    -------------
  Borrowings under revolving
   credit line                                     $     -        $13,000

  Industrial Development Revenue
     Bonds with interest at a rate equal
     to that of high-quality, short-term,
     tax-exempt obligations, as defined
     (3.45% at March 31, 1997),
     payable in annual installments of
     $100, and a final payment of
     $2,000 in 2005, secured by
     certain buildings and equipment                 2,800          2,900
  Senior Notes Payable                              25,000         25,000
  Other                                              1,576          1,693
                                                   -------        -------
                                                    29,376         42,593
  Less - Current portion                               418            481
                                                   -------        -------
                                                   $28,958        $42,112
                                                   -------        -------
                                                   -------        -------

As of March 31, 1997, the Company had a $100,000,000 revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had no debt outstanding and available borrowing capacity of approximately $81,000,000 under this Agreement at March 31, 1997. The Company incurred approximately $91,000 in commitment fees related to the available borrowing capacity during the six month period ended March 31, 1997. The interest rates for the six month period ended March 31, 1997, ranged from 6.03% to 8.50%, and the weighted average interest rate for the quarter and six month period was 8.09%. The facility will mature December 31, 1998, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivables and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth, as defined, in excess of $149,000,000 and $55,000,000, respectively, as of March 31, 1997. For fiscal years after 1996, the Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth requirement of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if either a default exists or the fixed charge ratio, as defined, is less than 1.10 to 1.00 after giving effect to such dividend.

In fiscal 1995, the Company completed the sale and issuance of $25,000,000 in senior notes (the "Allstate notes"). Proceeds from the notes were used to partially fund the construction of the Company's new Customer Service Center ("CSC"). Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitation on additional indebtedness and the maintenance of certain net worth requirements

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

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

SFAS No. 128, "Earnings Per Share," issued in February 1997, mandates a change in the methodology for calculating earnings per share. The Company will implement the provisions of SFAS No. 128 in the first quarter of fiscal 1998. The implementation of SFAS No. 128 during the second quarter of fiscal 1997 would not have had a significant impact on the calculation of earnings per share of the Company.

SUBSEQUENT EVENTS

Subsequent to March 31, 1997, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 5, 1997. The dividend of approximately $428,000 will be paid on May 19, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

RESULTS OF OPERATIONS

The Company's second quarter of fiscal 1997 net income to common stockholders of $0.4 million compares to net income of $1.6 million in the second quarter of fiscal 1996. Net income to common stockholders for the six months ended March 31, 1997, was $1.8 million compared to $2.6 million for the six months ended March 31, 1996. The reduction in net income is primarily the result of decreased net sales during the second quarter of fiscal 1997 compared to net sales during the second quarter of fiscal 1996.

Net sales for the second quarter ended March 31, 1997, decreased 11.0% to $98.6 million from $110.8 million for the second quarter of fiscal 1996. The decrease in net sales for the second quarter of fiscal 1997 is the combined result of a 11.6% decrease in unit sales and a 0.7% increase in the average sales price. Net sales for the six months ended March 31, 1997, decreased 3.1% to $202.8 million compared to $209.3 million in the prior fiscal year. The 3.1% decrease in the first six months of fiscal 1997 is the result of a 3.1% decrease in unit sales while the average sales price remained approximately the same. The decrease in unit sales for both the three months and six months ended March 31, 1997, is attributable to shipment delays commencing in the month of March as a result of problems encountered during the implementation of an upgraded customer service, order processing and billing software system. (See, "Management Information System.")

Gross profit as a percentage of net sales increased to 28.8% in the second quarter of fiscal 1997 compared to 27.2% in the second quarter of the prior fiscal year. Gross profit for the first six months of fiscal 1997 increased to 29.2% compared to 27.3% in the first six months of fiscal 1996. The increase in gross profit is primarily the result of lower manufacturing costs attributable to an increase in the proportion of offshore production relative to domestic production.

Selling, general and administrative expenses as a percentage of net sales increased to 28.9% in the second quarter of fiscal 1997 compared to 24.4% in the second quarter of fiscal 1996. For the six months ended March 31, 1997, selling, general and administrative expenses as a percentage of net sales increased to 27.8% compared to 25.1% in the first six months of the prior fiscal year. The increase in selling, general and administrative expenses as a percent of net sales for the three months and six months ended March 31, 1997, is primarily the result of an increase in depreciation expense of approximately $2.3 million related to the Customer Service Center (CSC) which was put into service in the third quarter of 1996, together with an approximate $2.6 million increase in expenses related to the opening and operations of new retail stores. There were 17 additional retail stores open and operating at the end of the second quarter of fiscal 1997 as compared to the same quarter one year ago.

Other income for the second quarter of fiscal 1997 was $1.3 million compared to other expense of $0.3 million in the second quarter of fiscal 1996. For the six month period ended March 31, 1997, other income was $1.2 million compared to other expense of $0.1 million for the same period during fiscal 1996. The primary reasons for the increase in other income for both the three months and six months ended March 31, 1997, were a gain of approximately $0.4 million on the sale of two properties and a gain of approximately $0.5 recognized on the dissolution of a joint venture in the United Kingdom. The other expense in the second quarter of fiscal 1996 primarily reflects the sale of the marketable security portfolio for a loss of approximately $0.5 million.

Interest expense in the second quarter of fiscal 1997 decreased slightly to $0.8 million compared to $0.9 million in the second quarter of fiscal 1996. Interest expense for the first six months of fiscal 1997 increased to $1.8 million compared to interest expense of $1.6 million in the first six months of fiscal 1996. Although the Company has substantially reduced debt, interest expense has increased from the similar period of the prior fiscal year due to the capitalization of interest related to the CSC of approximately $0.7 million and $1.4 million incurred during the second quarter and first six months of fiscal 1996, respectively.

Income tax expense for the second quarter of fiscal 1997, as a percent of income before provision for income taxes, was 41.0% compared to 38.0% in the second quarter of fiscal 1996. For the six months ended March 31, 1997, income tax expense as a percent of income before provision for income taxes was 40.0% compared to 37.9% in the first six months of 1996. The effective tax rates for both the second quarter and the first six months of fiscal 1997 and 1996 differ from the statutory rate because of state taxes and certain permanent tax differences.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $26.1 million to $48.5 million at March 31, 1997 from $74.6 million at September 30, 1996. This decrease in trade accounts receivable is the result of decreased sales volume in the second quarter of fiscal 1997 and seasonal reductions.

Inventories as of March 31, 1997, decreased to $109.9 million from $116.4 million at September 30, 1996. The continued decrease in inventory levels during fiscal 1996 and the first six months of fiscal 1997 reflects the Company's ongoing efforts to decrease inventory to a level commensurate with projected sales.

The Company's ongoing external financing needs are met through an unsecured revolving credit facility with certain banks. The Agreement provides the Company with a $100.0 million line of credit. The amount available under the Agreement is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Agreement. As of March 31, 1997, the Company had no borrowings outstanding under the Agreement and had available borrowing capacity of approximately $81.0 million.

In fiscal 1995, the Company issued $25.0 million in senior notes.
Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness, and the maintenance of certain net worth requirements.

The Company's Haggar UK subsidiary maintains $6.6 million in lines of credit with banks in the United Kingdom to fund operating activities. As of March 31, 1997, the subsidiary had approximately $1.1 million outstanding under these lines of credit. The lines of credit have been partially collateralized by approximately $5.0 million in letters of credit from the Company and are payable upon demand. Interest under the lines of credit is payable at 1% above the banks' base rates.

The Company reached an agreement in principle with its joint venturer, Coats Viyella Plc, to dissolve and wind-up the joint venture of the two firms in the United Kingdom. The dissolution of this partnership resulted in an approximately $0.5 million gain included in other income during the second quarter of fiscal 1997. The Company intends to continue to market Haggar-Registered Trademark- apparel in the United Kingdom, including Northern Ireland and the Republic of Ireland, through its Haggar UK subsidiary.

For the six months ended March 31, 1997 the Company provided cash from operating activities of approximately $25.3 million primarily as the result of a decrease in accounts receivable of $26.0 million. The Company provided approximately $14.2 million in cash from operating activities for the six months ended March 31, 1996, primarily as a result of the decrease in insurance receivable of $24.0 million due to the collection of proceeds from the insurance carrier, offset by a decrease in accrued liabilities and federal income taxes payable of $10.5 million. The Company used approximately $4.2 million in investing activities for the six months ended March 31, 1997, primarily to purchase property, plant and equipment. For the six months ended March 31, 1996, approximately $0.2 million in cash flow was provided by invested activities primarily as the net result of $5.0 million from the sale of all of its investments in preferred stock and equity securities and a decrease in other assets of $3.3 million, offset by the purchase of $8.1 million in property, plant and equipment. For the six months ending March 31, 1997, cash flows used in financing activities were primarily the result of payment of $39.2 million on long-term debt offset by the issuance of $26.0 million in long-term debt. Comparatively, cash flows used in financing activities for the six months ended March 31, 1996, were primarily the result of payment of $279.2 million on long-term debt offset by the issuance of $266.0 million in long-term debt.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

NEW ACCOUNTING STANDARDS.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As a result of this statement, the Company will begin to provide additional disclosures related to its stock based compensation plans in its 1997 audited financial statements. Adoption of SFAS No. 123 will not have a material effect on the Company's financial position or results of operations.

SFAS No. 128, "Earnings Per Share," issued in February 1997, mandates a change in the methodology for calculating earnings per share. The Company will implement the provisions of SFAS No. 128 in the first quarter of fiscal 1998. The implementation of SFAS No. 128 during the second quarter of fiscal 1997 would not have had a significant impact on the calculation of earnings per share of the Company.

MANAGEMENT INFORMATION SYSTEM.

During the second quarter of fiscal 1997, the Company modified its previous management information systems by implementing a software system to manage, among other things, customer service, order allocation, billing to customers and calculations of commissions for the Company's sales associates. The Company expects this system to ultimately improve operational efficiencies and facilitate future growth. However, during the implementation of this system, the Company encountered problems that adversely impacted the second quarter of fiscal 1997, primarily as the result of shipping delays in March. While the Company continues to address these issues and improve system functionality, the Company may also experience some disruption in shipments during the third quarter.

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

PART II.  OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on February 13, 1997. At such meeting, Frank D. Bracken and Rae F. Evans were elected to serve as Class I directors of the Company for a three-year term and until their respective successors are elected and qualified. Of 7,908,811 shares represented at the meeting in person or by proxy, Mr. Bracken and Mrs. Evans received 7,830,396 and 7,876,175 votes, respectively, for their election as Class I directors. Other directors whose term of office continued after the meeting are J.M. Haggar, III, Norman E. Brinker, Richard W. Heath and Carlos
H. Cantu.

The appointment of Arthur Andersen LLP was ratified with 7,892,456 shares voted for, 7,994 shares voted against, no broker nonvotes and 8,361 shares abstained.

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

                                   Haggar Corp.,

Date: May 13, 1997                 By:  /s/ Billy G. Langston
      ------------                     ----------------------------
                                       Billy G. Langston
                                       Senior Vice President,
                                       Administration and Planning

                                       Signed on behalf of the
                                       registrant and as principal
                                       financial officer.