Form 10-Q
period 1997-06-30
HAGGAR CORP
filed 1997-08-12
CIK 892533

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              _______________

                                 FORM 10-Q
                               _____________

(Mark One)

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.
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

As of August 7, 1997, there were 8,551,382 shares of the Registrant's Common Stock outstanding.

                      HAGGAR CORP. AND SUBSIDIARIES

                                  INDEX


Part I. Financial Information

       Item 1. Financial Statements

            Consolidated Statements of Operations
            (Three and nine months ended June 30, 1997 and 1996)      3

            Consolidated Balance Sheets
            (As of June 30, 1997 and September 30, 1996)              4

            Consolidated Statements of Cash Flows
            (Nine months ended June 30, 1997 and 1996)                5

            Notes to Consolidated Financial Statements            6 - 8

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations               9 - 12

Part II. Other Information.

       Item 6.   Exhibits and Reports on Form 8-K                    13

Signature                                                            13

Exhibit                                                              14

                       HAGGAR CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             Three Months Ended   Nine Months Ended
                                                  June 30,            June 30,
                                             -------------------  -----------------
                                               1997       1996      1997      1996
                                             --------   --------  --------  --------
Net sales                                    $ 87,996   $103,769  $290,761  $313,027
Cost of goods sold                             63,492     74,836   207,095   226,910
                                             --------   --------  --------  --------
    Gross profit                               24,504     28,933    83,666    86,117

Selling, general and administrative expenses  (27,550)   (26,667)  (83,831)  (79,155)
Royalty income, net                               489        653     1,251     1,893
                                             --------   --------  --------  --------
Operating income (loss)                        (2,557)     2,919     1,086     8,855

Other income, net                                 116        318     1,305       198

Interest expense                                 (772)    (1,475)   (2,563)   (3,124)
                                             --------   --------  --------  --------

Income (loss) from operations before provision
     (benefit) for income taxes                (3,213)     1,762      (172)    5,929

Provision (benefit) for income taxes           (1,287)       680       (69)    2,259
                                             --------   --------  --------  --------

Net income (loss)                            $ (1,926)  $  1,082  $   (103) $  3,670
                                             --------   --------  --------  --------
                                             --------   --------  --------  --------
Net income (loss) per common share and
    common share equivalent                  $  (0.23)  $   0.13  $  (0.01) $   0.43
                                             --------   --------  --------  --------
                                             --------   --------  --------  --------
Weighted average number of common shares
    and common share equivalents outstanding    8,552      8,552     8,552     8,552
                                             --------   --------  --------  --------
                                             --------   --------  --------  --------

The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                        June 30,   September 30,
                                                          1997         1996
                                                       (unaudited)
                                                       -----------  -----------
ASSETS
Current assets:
    Cash and cash equivalents                           $  4,765      $   2,944
    Accounts receivable, net                              45,824         74,556
    Inventories                                          114,828        116,356
    Deferred tax benefit                                  13,464         12,410
    Federal income taxes receivable                          611             --
    Other current assets                                   4,096          3,646
                                                        --------      ---------
         Total current assets                            183,588        209,912

Property, plant, and equipment, net                       65,798         65,760
Other assets                                                 725          2,662
                                                        --------      ---------
                                                        $250,111       $278,334
                                                        --------      ---------
                                                        --------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $ 20,922       $ 23,596
    Accrued liabilities                                   25,601         34,524
    Accrued wages and other employee compensation          2,662          3,447
    Accrued workers' compensation expense                  5,529          5,895
    Accrued health insurance expense                       2,771          2,541
    Federal income taxes payable                              --          1,189
    Short-term borrowings                                  2,209          2,067
    Current portion of long-term debt                        363            481
                                                        --------      ---------
         Total current liabilities                        60,057         73,740

Long-term debt                                            28,958         42,112
                                                        --------      ---------
    Total liabilities                                     89,015        115,852
STOCKHOLDERS' EQUITY
Common stock - par value $0.10 per share; 25,000,000
    shares authorized and 8,560,636 shares issued at
    June 30, 1997 and September 30, 1996                     856            856
Additional paid-in capital                                41,641         41,641
Retained earnings                                        118,600        119,986
                                                        --------      ---------
                                                         161,097        162,483
Less - Treasury stock, 9,254 shares at par value              (1)            (1)
                                                        --------      ---------
    Total stockholders' equity                           161,096        162,482
                                                        --------      ---------
                                                        $250,111       $278,334
                                                        --------      ---------
                                                        --------      ---------

The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                             Nine Months Ended
                                                                  June 30,
                                                            -------------------
                                                             1997         1996
                                                            ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $  (103)     $ 3,670
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                              8,440        4,031
  Gain on disposal of property, plant, and equipment          (357)        (190)
  Loss on sales of marketable securities                        --          532
  Changes in assets and liabilities-
    Accounts receivable, net                                28,732       25,797
    Inventories                                              1,528       (5,907)
    Federal income tax receivable                             (611)          --
    Deferred tax benefit                                    (1,054)       1,906
    Insurance receivable                                       100       23,990
    Other current assets                                      (550)       1,833
    Accounts payable                                        (2,674)      (5,552)
    Accrued liabilities and federal income taxes payable   (10,112)      (5,197)
    Accrued wages and other employee compensation             (785)        (924)
    Accrued health insurance expense                          (366)         319
    Accrued workers' compensation expense                      230         (780)
                                                           -------    ---------
      Net cash provided by operating activities             22,418       43,528

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net             (9,077)     (11,087)
Proceeds from the sale of property, plant and equipment        956          264
Proceeds from the sale of marketable securities                 --        5,028
Decrease in other assets                                     1,937        3,138
                                                           -------    ---------
      Net cash used in investing activities                 (6,184)      (2,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                        142          423
Proceeds from issuance of long-term debt                    30,000      349,000
Payments on long-term debt                                 (43,272)    (388,377)
Payments of cash dividends                                  (1,283)      (1,283)
                                                           -------    ---------
      Net cash used in financing activities                (14,413)     (40,237)

Increase (decrease) in cash and cash equivalents             1,821          634
Cash and cash equivalents, beginning of period               2,944        2,230
                                                           -------    ---------
Cash and cash equivalents, end of period                   $ 4,765    $   2,864
                                                           -------    ---------
                                                           -------    ---------
Supplemental disclosure of cash flow information
Cash paid for:
  Interest, net of amounts capitalized                     $ 1,983    $   2,304
Income taxes                                               $ 1,171    $     392

The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and nine months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended June 30, 1997 and 1996, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 1997, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 25.0% and 25.1% of the Company's net sales for the three months ended June 30, 1997 and 1996, respectively. The same customer accounted for 27.1% and 27.0% of the Company's net sales for the nine month period ended June 30, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 1997, and September 30, 1996 (in thousands):

                                             June 30,       September 30,
                                               1997             1996
                                             ---------       --------
    Piece goods                               $ 18,662       $ 23,335
    Trimmings & supplies                         5,898          5,991
    Work-in-process                             17,688         13,248
    Finished garments                           72,580         73,782
                                             ---------       --------
                                              $114,828       $116,356
                                             ---------       --------
                                             ---------       --------

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

Realized gains and losses on investments in preferred stocks were determined on a specific identification basis. For the three and nine months ended June 30, 1997, there were no realized gains or losses recognized. For the nine months ended June 30, 1996, realized losses of $532,000 have been recorded. The realized gains and losses for the nine months ended June 30, 1996, are included in "Other income, net" stated in the accompanying Consolidated Statements of Operations.

LONG-TERM DEBT.

Long-term debt consisted of the following at June 30, 1997, and September 30, 1996 (in thousands):

                                               June 30,     September 30,
                                                 1997           1996
                                               -------        -------
    Borrowings under revolving
     credit line                               $    --      $  13,000

    Industrial Development Revenue
      Bonds with interest at a rate equal
      to that of high-quality, short-term,
      tax-exempt obligations, as defined
      (4.2% at June 30, 1997),
      payable in annual installments of
      $100 to $200, and a final payment of
      $2,000 in 2005, secured by
      certain buildings and equipment            2,800          2,900
    Allstate notes                              25,000         25,000
    Other                                        1,158          1,693
                                               -------        -------
                                                28,958         42,593
    Less - Current portion                         363            481
                                               -------        -------
                                               $29,321        $42,112
                                               -------        -------
                                               -------        -------

As of June 30, 1997, the Company had a $100,000,000 revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had no debt outstanding and additional available borrowing capacity of approximately $85,000,000 under this Agreement at June 30, 1997. The Company incurred approximately $126,000 in commitment fees related to the available borrowing capacity during the nine month period ended June 30, 1997. The interest rates for the nine month period ended June 30, 1997, ranged from 6.03 % to 8.50%, and the weighted average interest rate for the quarter and nine month period was 8.09%. The Agreement is unsecured, except that the Company is prohibited from pledging its accounts receivable and inventories during the term of the Agreement.
The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth, as defined, in excess of $149,000,000 and $55,000,000 as of June 30, 1997. For fiscal years after 1996, the Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth requirement of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend. Effective June 30, 1997, the Agreement was amended to extend the maturity date of the Agreement to December 31, 1999, with a one year renewal at the option of the banks and to relax certain of these financial ratios for the third and fourth quarters of fiscal 1997.

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

SFAS No. 128, "Earnings Per Share," issued in February 1997, mandates a change in the methodology for calculating earnings per share. The Company will implement the provisions of SFAS No. 128 in the first quarter of fiscal 1998. Had SFAS No. 128 been implemented during the third quarter of fiscal 1997 the implementation would not have had a significant impact on the calculation of earnings per share of the Company.

SUBSEQUENT EVENTS.

Subsequent to June 30, 1997, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 4, 1997. The dividend of approximately $428,000 will be paid on August 18, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

RESULTS OF OPERATIONS

The Company's third quarter of fiscal 1997 net loss to common stockholders of $1.9 million compares to net income of $1.1 million in the third quarter of fiscal 1996. Net loss to common stockholders for the nine months ended June 30, 1997, was $0.1 million compared to net income of $3.7 million for the nine months ended June 30, 1996. The net loss in the third quarter of fiscal 1997 and nine months ended June 30, 1997, is primarily the result of decreased sales and inventory writedowns.

Net sales for the third quarter ended June 30, 1997, decreased 15.2% to $88.0 million from $103.8 million for the third quarter of fiscal 1996. The decrease in net sales for the third quarter of fiscal 1997 is the result of a 28.6% decrease in unit sales, offset by a 13% increase in the average sales price. Net sales for the nine months ended June 30, 1997, decreased 7.1% to $290.8 million compared to $313.0 million in the prior fiscal year. The 7.1% decrease in the first nine months of fiscal 1997 is the result of a 12.4% decrease in unit sales, offset by a 1.3% increase in the average sales price. The decrease in unit sales for the three months ended June 30, 1997, is attributable to lower than expected retail sales and product conversions for two major customers. The increase in the average sales price for the third quarter resulted from fewer sales markdowns. The decrease in unit sales for the nine months ended June 30, 1997, is attributable to sluggish holiday retail sales, the product conversions and shipment delays in the second quarter. (See, "Management Information System.")

Gross profit as a percentage of net sales was 27.9% in the third quarter of fiscal 1997 compared to 27.9% for the third quarter of the prior fiscal year. Operationally, the gross profit as a percentage of net sales in the third quarter of fiscal 1997 would have been 29.1% but for $1.1 million in markdowns, attributable to the product conversions. Gross profit as a percentage of net sales for the first nine months of fiscal 1997 increased to 28.8% compared to 27.5% in the first nine months of fiscal 1996. The increase in gross profit as a percentage of net sales is primarily the result of lower manufacturing costs attributable to an increase in the proportion of offshore production compared to domestic production.

Selling, general and administrative expenses as a percentage of net sales increased to 31.3% in the third quarter of fiscal 1997 compared to 25.7% in the third quarter of fiscal 1996. For the nine months ended June 30, 1997, selling, general and administrative expenses as a percentage of net sales increased to 28.8% compared to 25.3% in the first nine months of the prior fiscal year. The increase in selling, general and administrative expenses for the nine months ended June 30, 1997, is primarily the result of increases in depreciation expense of approximately $3.6 million for the Customer Service Center ("CSC"). Additionally, there were 22 additional retail stores open and operating at the end of the third quarter of fiscal 1997 as compared to the same quarter in fiscal 1996 which resulted in a further increase of approximately $4.1 million. These increases to the selling, general and administrative expenses were partially offset by the decreased shipping costs for the CSC of approximately $3.9 million primarily due to the reduction in labor for the CSC.

Other income for the third quarter of fiscal 1997 of $0.1 million was comparable to other income of $0.3 million for the third quarter of fiscal 1996. For the nine month period ended June 30, 1997, other income was $1.3 million compared to other income of $0.2 million for the same period during fiscal 1996. The increase in other income for the nine months ended June 30, 1997, was primarily the result of an unrealized loss of approximately $0.5 million on the sale of marketable securities during fiscal 1996 and the recognition of a gain of approximately $0.5 million on the dissolution of a joint venture in the United Kingdom during fiscal 1997.

Interest expense in the third quarter of fiscal 1997 decreased to $0.8 million compared to $1.5 million in the third quarter of fiscal 1996. Interest expense for the first nine months of fiscal 1997 decreased to $2.6 million compared to interest expense of $3.1 million in the first nine months of fiscal 1996. The decreases in interest expense for the three and nine months ended June 30, 1997, compared to fiscal 1996, relate primarily to the decreased borrowings under the Agreement.

The income tax benefit for the third quarter of fiscal 1997, as a percentage of income or loss before provision for income taxes, was 40.1% compared to a 38.6% provision in the third quarter of fiscal 1996. For the nine months ended June 30, 1997, the income tax benefit as a percentage of income or loss before provision for income taxes was 40.1% compared to a 38.1% provision in the first nine months of 1996. The effective tax rates for both the third quarter and the first nine months of fiscal 1997 and 1996 differ from the statutory rate because of certain permanent tax differences and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $28.7 million to $45.8 million at June 30, 1997, from $74.5 million at September 30, 1996. This decrease in trade accounts receivable is the result of seasonal reductions and decreased sales volume in the third quarter of fiscal 1997.

Inventories as of June 30, 1997, decreased to $114.8 million from $116.4 million at September 30, 1996. The comparable inventory levels at September 30, 1996, and at June 30, 1997, reflect the Company's ongoing efforts to manage inventory at a level commensurate with projected sales.

The Company's ongoing external financing needs are met through an unsecured revolving credit facility with certain banks. The Agreement provides the Company with a $100.0 million line of credit. The amount available under the Agreement is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Agreement. Effective June 30, 1997, the Agreement was amended to extend the Agreement through December 31, 1999, and to relax certain financial covenants for the third and fourth quarters of fiscal 1997. As of June 30, 1997, the Company had no borrowings outstanding under the Agreement and had available borrowing capacity of approximately $85 million.

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

The Company's Haggar UK subsidiary maintains $6.6 million in lines of credit with banks in the United Kingdom to fund operating activities. As of June 30, 1997, the subsidiary had approximately $2.2 million outstanding under the lines of credit. The lines of credit have been partially collateralized by approximately $5.0 million in letters of credit from the Company and are payable upon demand. Interest under the lines of credit is payable at 1% above the banks' base rates.

During the second quarter of fiscal 1997, the Company reached an agreement with its joint venturer, Coats Viyella Plc, to dissolve and wind-up the joint venture of the two firms in the United Kingdom. The dissolution of this partnership resulted in a gain of approximately $0.5 million, which is included in other income during the nine months ended June 30, 1997. The Company intends to continue to market Haggar-Registered Trademark- apparel in the United Kingdom, including Northern Ireland and the Republic of Ireland, through its Haggar UK subsidiary.

For the nine months ended June 30, 1997 the Company provided cash from operating activities of approximately $22.4 million primarily as the result of a decrease in accounts receivable of $28.7 million. The Company provided approximately $43.5 million in cash from operating activities for the nine months ended June 30, 1996, primarily as a result of the decreases in accounts receivable of $25.8 million, and the decrease in the insurance receivable of $24.0 million due to the collection of proceeds from the insurance carrier, offset by a decrease in accrued liabilities and federal income taxes payable of $5.2 million. The Company used approximately $6.1 million in investing activities for the nine months ended June 30, 1997, primarily to purchase property, plant and equipment, partially offset by a decrease in other assets of approximately $1.9 million. For the nine months ended June 30, 1996, approximately $2.6 million in cash flow was used by investing activities primarily as the net result of $11.0 million used to purchase property, plant and equipment, offset by $5.0 million provided by the sale of all of its investments in preferred stock and equity securities and a decrease in other assets of $3.3 million. For the nine months ending June 30, 1997, cash flows used in financing activities were primarily the result of payment of $43.2 million on long-term debt offset by the issuance of $30.0 million in long-term debt. Comparatively, cash flows used in financing activities for the nine months ended June 30, 1996, were primarily the result of payment of $388.3 million on long-term debt offset by the issuance of $349.0 million in long-term debt.

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

SFAS No. 128, "Earnings Per Share," issued in February 1997, mandates a change in the methodology for calculating earnings per share. The Company will implement the provisions of SFAS No. 128 in the first quarter of fiscal 1998. Had SFAS No. 128 been implemented during the third quarter of fiscal 1997 the implementation would not have had a significant impact on the calculation of earnings per share of the Company.

MANAGEMENT INFORMATION SYSTEM.

During the second quarter of fiscal 1997, the Company modified its previous management information systems by implementing a software system to manage, among other things, customer service, order allocation, billing to customers and calculations of commissions for the Company's sales associates. The Company expects this system to ultimately improve operational efficiencies and facilitate future growth. During the implementation of this system, the Company encountered problems that adversely impacted the second quarter of fiscal 1997, primarily as the result of shipping delays and lost sales in March. The Company has addressed these issues and has improved the system's functionality. Internal changes to the system continue to be made to improve its operational efficiencies and ease of use.

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

                                               Haggar Corp.,


Date: August 7, 1997                           By:  /s/ David M. Tehle
                                                    --------------------------
                                                    David M. Tehle
                                                    Senior Vice President
                                                    Chief Financial Officer

                                                    Signed on behalf of the
                                                    registrant and as principal
                                                    financial officer.