Form 10-K405
period 1997-09-30
HAGGAR CORP
filed 1997-12-19
CIK 892533

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER: 0-20850

                                 HAGGAR CORP.
            (Exact name of registrant as specified in the charter)

                NEVADA                                75-2187001
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification Number)

                              6113 LEMMON AVENUE
                             DALLAS, TEXAS  75209
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (214) 352-8481

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                  REGISTERED
 ----------------------------                  ---------------------------------
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

               Yes    X            No
                    -----              ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 15, 1997 there were 8,551,382 shares of common stock outstanding. The aggregate market value of the 7,472,820 shares of the common stock of Haggar Corp. held by nonaffiliates on such date (based on the closing price of these shares on the Nasdaq National Market System) was approximately $119,565,120.

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

ITEM 1.BUSINESS

INTRODUCTION.

Haggar Corp., together with its subsidiaries (collectively the "Company"), designs, manufactures, imports and markets casual and dress men's apparel products including pants, shorts, suits, sportcoats and shirts. Products are offered in a wide variety of styles, fabrics, colors and sizes.

The Company's products are sold primarily through approximately 7,000 retail stores operated by its customers, which include major department stores, specialty stores and mass market retailers throughout the United States. The Company offers its premium apparel products under the Haggar-Registered Trademark- brand name and offers a more moderately priced line of products under its Reed St. James-Registered Trademark- brand name through its mass market retailer division, The Horizon Group. The Company owns several other trademarks under which it markets or has marketed its products. In addition, the Company offers retailers quality products bearing the retailer's own label.

In each of the last three fiscal years the Company has derived approximately 99% of its income from the sale of men's apparel products. Additional income is derived from the licensing of certain trademarks to other manufacturers. In 1995, as part of its strategic growth objectives, the Company began opening and operating retail stores located in retail outlet malls throughout the United States. As of September 30, 1997, the Company had opened 41 such stores which market first quality Company products to the general public. These stores also serve as a retail marketing laboratory for the Company.

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

A significant portion of the Company's apparel lines consist of basic, recurring styles, which the Company believes are less susceptible to "fashion obsolescence", as compared with higher fashion apparel lines. Thus, while the Company strives to offer current fashions and styles, the bulk of its product lines change relatively little from year to year. This consistency in product lines enables the Company to operate on a cost-efficient basis and to more accurately forecast the demand for particular products.

HAGGAR-REGISTERED TRADEMARK-. The Company's Haggar brands represented 77.3% of total apparel sales in fiscal 1997. These brands receive widespread recognition among United States consumers for high quality, affordable men's apparel. The full range of products offered by the Company is marketed under these brands, including dress and casual pants, sportcoats, suits, shirts and shorts. The Company has developed specific product lines under these brands, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company's traditional strength in men's dress apparel. Examples of these lines include Haggar Wrinkle-Free Cottons-Registered Trademark- and Haggar City CasualsTM. Haggar Wrinkle-Free Cottons-Registered Trademark- offer all the comfort features of 100% cotton pants and maintain their neat appearance, without the need for ironing or dry cleaning. Haggar City CasualsTM is a fashionable line of coordinated coats, vests, pants and shirts designed to meet the need for "business casual" and casual social dressing. The Haggar brand is also licensed to manufacturers of related apparel in categories outside of the core product lines of the Company.

Haggar branded products are sold nationwide primarily in major department stores, including J.C. Penney, Mercantile Department Stores, May Department Stores, Federated Department Stores, Mervyn's California, Belk Department Stores and Kohl's Department Stores. The Company also markets its Haggar branded men's clothing through its own retail stores located in 41 outlet malls throughout the United States.

THE HORIZON GROUP. The Company's mass retailer division, The Horizon Group, markets Reed St. James-Registered Trademark- products including dress pants, casual pants, shorts, suits, sportcoats and shirts. Reed St. James products, which are offered at lower price points than Haggar brand products, have been generally sold to mass market retailers, such as Wal-Mart, Bradlees and Venture. The Horizon Group markets Mustang-Registered Trademark- brand jeans (featuring basic and fashion cotton jeans and shorts) and Reed Stretch Jeans. Additionally, the Horizon Group manages the licensing of products bearing the Reed St. James brand.

In addition to manufacturing products under its own labels, the Company also manufactures men's apparel for certain of its customers under the individual store's proprietary label. The Company's private label products are primarily sold to major department stores and mass market merchandisers, including J.C. Penney, Wal-Mart and Sears.

INTRODUCTION OF NEW PRODUCTS.

The Company is emphasizing the introduction of new products in order to capitalize on its brand name recognition and retailer relationships. While the Company has offered casual products in the past, it has increased its efforts in this category through aggressive marketing and expansion of its line of Haggar Wrinkle-Free Cottons-Registered Trademark-, including its Ultimate Pant-TM-, as well as Haggar City Casuals-TM-. The Company has further expanded its product base in 1997 through the release of the Black Label-TM- and Cotton Flex-TM- products. The Company continues to emphasize its lines of shirts designed to complement its casual product lines. While there is substantial competition in these markets, the Company believes that it is well-positioned to take advantage of these market opportunities.

DEPENDENCE ON KEY CUSTOMERS.

The number of major apparel retailers has decreased in recent years, and the retail apparel industry continues to undergo consolidation. The Company's five largest customers accounted for 49.4%, 50.8%, and 50.7% of net sales during the fiscal years ending September 30, 1997, 1996 and 1995, respectively. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 27.3%, 26.3% and 28.7% of the Company's net sales during the fiscal years ending September 30, 1997, 1996 and 1995, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's largest customers could have a material adverse effect on the Company's results of operations. The Company has no long-term commitments or contracts with any of its customers.

COMPETITION.

The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of imported merchandise and a wide variety of retailing methods. Competition has been exacerbated by consolidations and closings of major department store groups. The Company has many diverse competitors, some of whom have greater marketing and financial resources than the Company. Intense competition in the apparel industry can result in significant discounting and lower gross margins. The Company is the market leader in sales of men's dress pants, custom-fit suits (separately sized pants and matching jackets which may be purchased together to form a suit requiring little or no alteration) and sport coats, and holds the number two market share in men's casual pants.

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

During fiscal 1997, approximately 25% of the Company's products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for all of its domestic-made products. A portion of all product lines manufactured by the Company are produced domestically with the exception of shirts. Approximately 22% of the Company's foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining 78% manufactured by unaffiliated companies in the Far East, Asia, South America, Central America, Mexico and the Dominican Republic.

In 1996, the Company announced its plans to restructure its worldwide manufacturing capacity by consolidating its three Texas sewing operations into one facility and shifting a portion of the production to off-shore locations. This restructuring was completed in fiscal 1997. It is anticipated that the restructuring will result in approximately 15% of the Company's products being manufactured in the United States during fiscal 1998, with the other 85% manufactured in foreign countries. (See Item 7.- Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

RAW MATERIALS.

Raw materials used in manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton and wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases such items as buttons, thread, zippers and trim from a large number of other suppliers. Five vendors supplied approximately 56% of the Company's fabric and trim requirements during the fiscal year ended September 30, 1997. The Company has no long-term contracts with any of its suppliers, but does not anticipate substantial shortages of raw materials in 1998.

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

The Company seeks to capitalize on consumer recognition and acceptance of both the Haggar and Reed St. James brands by licensing, both domestically and internationally, the use of these trademarks on a variety of products. Typically, the licensee's agreement with the Company gives it the right to produce, market and sell specified products in a particular country or region under one or more of the Company's trademarks. For example, the Company has granted exclusive domestic licenses to unaffiliated manufacturers for the production and marketing of men's leather goods, neckwear, sweaters, hosiery and eyewear under the "Haggar" trademark.

SEASONALITY.

Historically, the Company's business has been seasonal, with higher sales and income during its second and fourth quarters, just prior to and during the two peak retail selling seasons for spring and fall merchandise. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality.)

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

EMPLOYEES.

The Company employs approximately 2,600 persons domestically and 1,700 persons in foreign countries. In 1997, approximately 3,300 employees were engaged in manufacturing operations and the remainder were employed in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities. The Company consolidated its three Texas sewing operations into one facility in 1997, which resulted in the termination of the employment of a number of its employees engaged in manufacturing operations. None of its domestic employees are covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements covering its foreign employees, applicable labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

ENVIRONMENTAL REGULATIONS.

Current environmental regulations have not had and, in the opinion of the Company, assuming the continuation of present conditions, will not have any material effect on the business, capital expenditures, earnings or competitive position of the Company.

FINANCIAL INSTRUMENT DERIVATIVES.

The Company does not utilize financial instrument derivatives.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 6113 Lemmon Avenue, Dallas, Texas 75209. The general location, use, approximate size and information with respect to the ownership or lease of the Company's principal properties are set forth below:

                                                                  Approximate       Owned/          Lease
      Location                                Use               Square Footage      Leased        Expiration
      ------------------------------------------------------------------------------------------------------

      Dallas, Texas                      Headquarters               443,000          Owned
      Dallas, Texas                      Warehouse                  157,000         Leased           1998
      Fort Worth, Texas                  Warehouse
                                            & Distribution          660,000          Owned
      Dallas, Texas                      Storage                     60,000          Owned
      Weslaco, Texas                     Fabric Cutting             115,000          Owned
      Weslaco, Texas (1)                 Excess Facility             95,000         Leased           1999
      Weslaco, Texas                     Warehouse                  137,000          Owned
      Edinburg, Texas                    Fabric Cutting &
                                            Manufacturing           121,000          Owned
      Leon, Mexico                       Manufacturing               39,000          Owned
      La Romana, Dom. Rep.               Manufacturing               41,000         Leased           2001
      Higuey, Dom. Rep.                  Manufacturing               13,000         Leased           2011
      Robstown, Texas (1)                Excess Facility             68,000          Owned
      Oklahoma City (1)                  Excess Facility             95,000         Leased           2001
      Various (42 locations) (2)         Retail Sales                90,000         Leased    1997 - 2003



      (1) These properties were previously used by the Company as manufacturing plants but are no longer utilized by the Company. The Company is profitably subleasing the property in Oklahoma City, Oklahoma to the U.S. Postal Service.

      (2) These properties are the Company's 41 retail stores located in outlet malls throughout the United States and one outlet store which sells second quality products. The retail stores range in size from approximately 2,700 to 4,400 square feet.

All of the properties owned by the Company are free from material encumbrances, except the Company's fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $2.8 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

Future manufacturing needs are anticipated to be met through owned facilities and through the use of outside contractors. The Company's Customer Service Center (CSC) in Fort Worth, Texas is expected to meet the Company's distribution requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named as a defendant in several legal actions arising from its normal business activities, including actions brought by certain terminated employees. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the claims and damages alleged, the progress of the litigation to date, and past experience with similar litigation leads the Company to believe that any liability resulting from these actions will not individually or collectively have a material adverse effect on the financial position of the Company.

In addition, the Company has been named as a defendant in two legal actions arising out of the collapse of the roof of the Company's warehouse during the storm of May 5, 1995. Although the amount of any liability that could arise with respect to such actions cannot be accurately predicted, the Company does not believe any such liability will have a material adverse effect on the financial position of the Company.

The Company maintains general liability, workers' compensation, and employers liability insurance. The Company intends to pass the costs associated with lawsuits to its insurance carriers, under the applicable policies, if any, subject to the deductible limits and other provisions and exclusions of those policies.

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

       1997                              FISCAL QUARTER
                 -------------------------------------------------------------
                    1st               2nd            3rd               4th
                 -------------------------------------------------------------
       High        18 3/4            17 3/4           15              15 1/2
       Low         14 1/2            11 7/8         11 1/2            11 5/8
       Dividend     $0.05             $0.05          $0.05             $0.05

       1996                              FISCAL QUARTER
                 -------------------------------------------------------------
                    1st               2nd            3rd               4th
                 -------------------------------------------------------------
       High        18 3/4              19           16 1/4            14 7/8
       Low         15 3/4            11 1/2         12 5/8            12 1/2
       Dividend     $0.05             $0.05          $0.05             $0.05

As of November 15, 1997, the Company had approximately 250 stockholders of record and approximately 3,600 beneficial owners.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial information below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended September 30, 1997, is derived from financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants.


                                                                                          Year Ended September 30,
                                                                 1997            1996          1995           1994           1993
                                                             -----------    ------------   -----------    -----------    ----------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       INCOME STATEMENT DATA:
       Net sales                                             $  406,030     $  437,942     $  448,532     $  491,235     $  394,059
       Cost of goods sold                                       287,434        315,351        324,699        345,846        285,540
       Restructuring charge (1)                                       -          8,680          1,244              -              -
                                                             -----------    ------------   -----------    -----------    ----------
       Gross profit                                             118,596        113,911        122,589        145,389        108,519
       Selling, general and administrative expenses            (113,061)      (113,037)      (110,432)      (106,258)       (87,473)
       Restructuring charge (1)                                       -         (5,320)             -              -              -
       Gain from storm damage (2)                                     -          1,140          4,807              -              -
       Royalty income                                             2,076          2,630          3,049          2,655          2,512
                                                             -----------    ------------   -----------    -----------    ----------
       Operating income (loss)                                    7,611           (676)        20,013         41,786         23,558
       Other income, net                                          1,954          1,563            786          1,510          1,238
       Interest expense                                          (3,525)        (4,293)        (4,995)        (1,273)        (1,506)
                                                             -----------    ------------   -----------    -----------    ----------
       Income (loss) from operations before
          provision (benefit) for income taxes                    6,040         (3,406)        15,804         42,023         23,290
       Provision (benefit) for income taxes                       2,297           (986)         5,995         16,342          8,278
                                                             -----------    ------------   -----------    -----------    ----------
       Net income (loss)                                     $    3,743     $   (2,420)    $    9,809     $   25,681     $   15,012
                                                             -----------    ------------   -----------    -----------    ----------
                                                             -----------    ------------   -----------    -----------    ----------

       Net income (loss) per common share                    $     0.44     $    (0.28)    $     1.14     $     2.95     $     1.88
       Cash dividends declared per common share              $     0.20     $     0.20     $     0.20     $     0.20     $     0.10

       Weighted average number of common shares                   8,555          8,552          8,623          8,700          7,956


       BALANCE SHEET DATA (AT PERIOD END):
       Working capital                                       $  126,554     $  136,172     $  178,849     $  130,644     $  111,679
       Total assets                                             262,053        278,334        315,352        257,298        206,253
       Long-term debt                                            31,800         42,112         78,585         15,032          5,455
       Stockholders' equity                                     164,514        162,482        166,406        158,002        133,399


       (1) The Company decided to restructure its worldwide manufacturing capacity, which resulted in $14.0 million in nonrecurring charges in the 1996 fiscal year. During fiscal year 1995, the Company elected to close certain operating plants, which resulted in a $1.2 million nonrecurring charge.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial data expressed as a percentage of net sales for each of the fiscal years ended September 30, 1997, 1996 and 1995.

                                                     Year Ended September 30,
                                                 1997         1996         1995
                                               -------      -------      -------
      Net sales                                 100.0%       100.0%       100.0%
      Cost of goods sold                        (70.8)       (72.0)       (72.4)
      Restructuring charge                          -         (2.0)        (0.3)
                                               -------      -------      -------
      Gross profit                               29.2         26.0         27.3
      Selling, general and
          administrative expenses               (27.8)       (25.8)       (24.6)
      Restructuring charge                          -         (1.2)           -
      Gain from storm damage                        -          0.2          1.1
      Royalty income                              0.5          0.6          0.7
                                               -------      -------      -------
      Operating income (loss)                     1.9         (0.2)         4.5
      Other income, net                           0.5          0.4          0.1
      Interest expense                           (0.9)        (1.0)        (1.1)
                                               -------      -------      -------
      Income (loss) from operations
          before provision (benefit)
          for income taxes                        1.5         (0.8)         3.5
      Provision (benefit) for taxes               0.6         (0.2)         1.3
                                               -------      -------      -------
      Net income (loss)                           0.9%        (0.6)%        2.2%
                                               -------      -------      -------

FISCAL 1997 COMPARED TO FISCAL 1996.

Net sales decreased 7.3% to $406.0 million in fiscal 1997 compared to net sales of $437.9 million in fiscal 1996. The decrease in net sales during fiscal 1997 reflects a 9.9% decrease in unit sales offset by a 2.4% increase in average sales price. Net sales for 1997 decreased from the 1996 level mainly due to two major product conversions for two of the Company's more significant customers. Net sales were also less than expected in 1997 mainly related to shipping difficulties as a result of the implementation of a new order fulfillment system. The order fulfillment system is currently operating substantially as intended.

Gross profit as a percent of net sales increased to 29.2% in 1997 compared to 26.0% in 1996. The increase in gross profit as a percent of net sales was due in part to a reduction in manufacturing costs as a result of the consolidation of manufacturing operations completed in 1997.

Selling, general and administrative expenses as a percent of net sales increased to 27.8% in fiscal 1997 from 25.8% in fiscal 1996. Selling, general and administrative expenses remained constant at $113.0 million for 1997 and 1996. The consistency in selling, general and administrative expenses during fiscal 1997 was primarily the cumulative result of (i) an increase in depreciation expense of approximately $2.6 million related to the Customer Service Center ("CSC"), (ii) a decrease of approximately $7.2 million in distribution costs in 1997 resulting from reduced labor required to operate the CSC in 1997, (iii) severance costs of $2.4 million resulting from a reorganization of the Company's sales force and a reduction in corporate personnel, (iv) a decrease of $2.3 million in commissions due to decreased sales, and (v) an increase of approximately $4.4 million in expenses related to the opening and operations of 13 new retail stores during fiscal 1997 and a full year of operations for stores opened in fiscal 1996.

The Company is currently negotiating leases for 11 new retail outlet stores which are planned to be opened in fiscal 1998. The Company intends to continue to evaluate the growth potential for retail outlet malls and may open additional retail stores as opportunities arise.

Other income, net, increased in fiscal 1997 to $2.0 million from $1.6 million in fiscal 1996, primarily as the result of an approximate $1.0 million recovery of historical losses from the dissolution of the Company's joint venture in the United Kingdom with Coats Viyella, Plc.

FISCAL 1996 COMPARED TO FISCAL 1995.

Net sales decreased 2.4% to $437.9 million in fiscal 1996 compared to net sales of $448.5 million in fiscal 1995. The decrease in net sales during fiscal 1996 reflects a 1.4% increase in unit sales offset by a 3.7% decrease in average sales price. During the first half of fiscal 1996, net sales were adversely affected by decreased holiday sales at retail and severe weather conditions in the Eastern U.S. which slowed efforts to clear post-holiday inventories. By comparison, net sales for the first six months of fiscal 1995 were the highest in the Company's history. During the second half of fiscal 1996 net sales exceeded the net sales during the same period in 1995. However, net sales for the second half of fiscal 1995 were unusually low due to the May 5, 1995 storm damage. Sales volume in the second half of fiscal 1996 was below expectations because of shipping difficulties incurred in the Company's new CSC. Despite acceptable initial test results, under operational conditions the automated shipping systems within the CSC were unable to accommodate the level of shipment volume needed. The Company has been able to overcome the shipping difficulties experienced during the transition into the new CSC during the fourth quarter of fiscal 1996.

Gross profit as a percent of net sales decreased to 26.0% in 1996 compared to 27.3% in 1995. The decrease in gross profit as a percent of net sales was primarily due to the manufacturing restructuring charge of $8.7 million which was recorded in the fourth quarter of fiscal 1996. Absent the manufacturing restructuring charges taken in both years, gross profit in 1996 would have improved to 28%, as compared to 27.6% in fiscal 1995. However, gross profit in both years was adversely impacted by inventory and sales price markdowns resulting from the Company's efforts to reduce excess inventories.

The manufacturing restructuring charge was the result of the Company's decision to pursue a strategic move intended to improve gross margins and profitability in 1997 and beyond by consolidating its three Texas sewing operations into one facility. The restructuring charge was recorded in the fourth quarter of fiscal 1996 and included an $8.7 million charge to cost of sales related principally to severance costs for manufacturing employees and a $5.3 million charge to selling, general and administrative expenses related principally to costs to resolve various legal issues in connection with the restructuring and prior plant closings as well as severance for non-manufacturing employees.

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

Other income, net, increased in fiscal 1996 to $1.6 million from $0.8 million in fiscal 1995, primarily as the result of an approximate $1.6 million gain from the sale of two buildings during 1996. The Company sold these buildings to dispose of surplus facilities caused by the consolidation of the shipping operations into the CSC.

INCOME TAXES.

The Company's income tax provision, as a percent of income from operations before income tax, was 38.0% in fiscal 1997. Comparatively, the Company's income tax provision/benefit, as a percent of income/loss from operations before income tax, was 28.9% and 37.9% in fiscal 1996 and 1995, respectively. For fiscal 1997, 1996 and 1995 the effective income tax rates differed from the statutory rates because of state income taxes, tax credits utilized and certain permanent tax differences.

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


                                                                  First         Second            Third        Fourth
                                                                 Quarter        Quarter          Quarter       Quarter
                                                                 -------        -------          -------       -------
                                                                                  (1)              (2)         (2),(3)
 Net sales                                              1997    $104,157        $98,608          $87,996       $115,269
                                                        1996      98,418        110,840          103,769        124,915
                                                        1995     121,033        121,118           85,182        121,199

 Gross profit                                           1997     $30,738        $28,424          $24,504        $34,930
                                                        1996      27,084         30,100           28,933         27,794
                                                        1995      35,353         31,030           21,931         34,275

 Selling, general and administrative expenses           1997     $27,797        $28,485          $27,550        $29,229
                                                        1996      26,629         26,999           26,667         32,742
                                                        1995      27,047         27,001           28,794         27,590


 Income (loss) before income taxes                      1997      $2,295           $746          $(3,213)        $6,212
                                                        1996       1,614          2,553            1,762         (9,335)
                                                        1995       8,607          3,620          (31,116)        34,693

 Net income (loss)                                      1997      $1,383           $440          $(1,926)        $3,846
                                                        1996       1,004          1,584            1,082         (6,090)
                                                        1995       5,336          2,167          (19,737)        22,043

 Net income (loss) per common share and                 1997       $0.16          $0.06           $(0.23)         $0.45
  common share equivalent                               1996        0.12           0.19             0.13          (0.71)
                                                        1995        0.62           0.25            (2.30)          2.57


 (1) In the second quarter of fiscal 1997, the Company had decreased sales due to product conversions and to shipment delays commencing in the month of March as a result of problems encountered during the implementation of an upgraded customer service, order processing and billing software system. The Company has addressed the implementation issues and improved the system's functionality. Internal changes to the system continue to be made to improve its operational efficiencies and ease of use.

 (2) In the third quarter of fiscal 1995 the Company recorded a $24.0 million loss related to the storm damage incurred at the distribution facility on May 5, 1995. During the fourth quarter of fiscal 1995 the Company recorded a gain of $28.8 million due to insurance proceeds received and expected to be received as a result of the storm damage. These amounts are included in Gain from Storm Damage in the 1995 statement of operations.

 (3) During the fourth quarter of fiscal 1996 the Company recorded restructuring charges of $14.0 million related to the decision to restructure its manufacturing capacity through consolidation of three Texas sewing facilities into one operation. The restructuring charges were $8.7 million included as a component of cost of sales and $5.3 million included as operating expenses.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks as all of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors related to the credit risk of specific customers, historical trends and other information. The Company's days sales outstanding improved to 43 days on September 30, 1997, down from 45 as of September 30, 1996.

Inventories at the end of fiscal 1997 decreased to $105.2 million from $116.4 million at the end of fiscal 1996. The reduction in inventory levels during fiscal 1997 reflects the Company's ongoing efforts to manage inventory.

The Company's external financing needs are met through an unsecured revolving credit facility (the "Facility") with certain banks. The Facility provides the Company with a $100.0 million line of credit. The amount available under the Facility is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Facility. During the current fiscal year the Company amended the Facility to extend the expiration date of the Facility to December 31, 1999. As of September 30, 1997, the Company had $3.0 million outstanding under the Facility and had additional borrowing capacity of $84.0 million.

The Company's Haggar UK subsidiary maintains a $3.2 million line of credit with a bank in the United Kingdom to fund its operating activities. At September 30, 1997, approximately $2.4 million was outstanding under this line of credit. The line of credit is collateralized by an approximate $3.2 million letter of credit from the Company and is payable upon demand. Interest under the line is payable at 1% above the bank's base rate.

In 1997, the Company reached an agreement with its joint venturer, Coats Viyella Plc, to dissolve and wind-up the joint venture of the two firms in the United Kingdom. The Company intends to continue to market
Haggar-Registered Trademark- apparel in the United Kingdom, including Northern Ireland and the Republic of Ireland.

In 1995, the Company completed the sale and issuance of $25.0 million in senior notes. The proceeds from the notes were used to partially fund the construction of the Company's new CSC. Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements. The balance of the approximately $38.0 million cost of the CSC was financed with internally generated funds and bank borrowings.

The Company sold all of its investments in preferred stock and equity securities in fiscal 1996 for approximately $5.0 million. The proceeds from the sale were used to reduce borrowings under the Company's line of credit. The sale of these securities resulted in realized losses of $0.5 million.

The Company provided cash from operating activities for the fiscal year ended September 30, 1997 of $23.4 million, as a result of the reduction in inventory of $11.1 million, net income, and depreciation and amortization offset by a decrease in accrued liabilities of $12.0 million. Additionally, the Company used cash in investing activities of $12.3 million during fiscal 1997, the result of purchases of property, plant, and equipment of $15.0 million primarily in connection with the opening of retail stores during the fiscal year. The Company had 41 retail stores open at the end of the 1997 fiscal year compared to 28 at the end of fiscal 1996. Furthermore, cash flows used in financing activities of $11.9 million for the 1997 fiscal year were primarily the result of a net reduction in long-term debt of $10.5 million. Comparatively, the Company provided cash from operating activities of $45.6 million for the fiscal year ended September 30, 1996, primarily as a result of the reduction in inventory of $22.5 million, as well as the collection of insurance proceeds of $23.9 million related to the damage from the May 5, 1995 storm. Additionally, the Company used cash in investing activities of $7.1 million during fiscal 1996, the result of purchases of property, plant, and equipment of $16.1 million primarily in connection with the opening of retail stores during the fiscal year. The Company had 28 retail stores open at the end of the 1996 fiscal year compared to eight at the end of fiscal 1995. Furthermore, cash flows used in financing activities of $37.8 million for the 1996 fiscal year were primarily the result of a net reduction in long-term debt of $36.4 million.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

Inflation did not materially impact the Company in 1997, 1996 or 1995.

NEW ACCOUNTING STANDARD.

The Company will adopt the provisions of SFAS No. 128, "Earnings per share," in the first quarter of fiscal 1998. SFAS No. 128 replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. Had the Company adopted the provisions of SFAS No. 128 during fiscal 1997, the Company would have reported both basic and diluted earnings per share of $0.44 per share, the same as the actual net income per share reported of $0.44 per share.

YEAR 2000 CONSIDERATIONS

The Company is taking actions to determine that its computer systems are capable of processing periods for the year 2000 and beyond. The Company has assessed and continues to assess the impact of the year 2000 on its operations, including the development of cost estimates for and the extent of programming changes required to address the issue, and to date has determined the costs related thereto would not have a material impact on its ongoing results of operations. Also, the Company is assessing the impact of their customers' and vendors' compliance to year 2000 and what the impact will be on the Company's ongoing results of operation.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants, Financial Statements and Notes to Financial Statements follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Haggar Corp.:

We have audited the accompanying consolidated balance sheets of Haggar Corp. (a Nevada corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haggar Corp. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                                        Arthur Andersen LLP

Dallas, Texas
October 31, 1997

                              HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Year Ended September 30,
                                                        ------------------------------------------
                                                            1997           1996           1995
                                                        -----------    ----------     ------------

Net sales                                                $406,030       $437,942       $448,532

Cost of goods sold                                        287,434        315,351        324,699
Restructuring charge                                            -          8,680          1,244
                                                        -----------    ----------     ------------
 Gross profit                                             118,596        113,911        122,589

Selling, general and administrative expenses             (113,061)      (113,037)      (110,432)
Restructuring charge                                            -         (5,320)             -
Gain from storm damage                                          -          1,140          4,807
Royalty income                                              2,076          2,630          3,049
                                                        -----------    ----------     ------------
Operating income (loss)                                     7,611           (676)        20,013

Other income, net                                           1,954          1,563            786

Interest expense                                           (3,525)        (4,293)        (4,995)
                                                        -----------    ----------     ------------
Income (loss) from operations before provision
 (benefit) for income taxes                                 6,040         (3,406)        15,804

Provision (benefit) for income taxes                        2,297           (986)         5,995
                                                        -----------    ----------     ------------
Net income (loss)                                        $  3,743       $ (2,420)      $  9,809
                                                        -----------    ----------     ------------
                                                        -----------    ----------     ------------
Net income (loss) per common share and common
 share equivalent                                        $   0.44       $  (0.28)      $   1.14
                                                        -----------    ----------     ------------
                                                        -----------    ----------     ------------
Weighted average number of common shares
 and common share equivalents outstanding                   8,555          8,552          8,623
                                                        -----------    ----------     ------------
                                                        -----------    ----------     ------------



      The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                            September 30,
                                                     --------------------------
                                                          1997          1996
                                                      -----------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                             $    2,176    $    2,944
 Accounts receivable, net                                  70,969        74,556
 Inventories                                              105,242       116,356
 Deferred tax benefit                                      10,073        12,410
 Other current assets                                       3,833         3,646
                                                      -----------   -----------
  Total current assets                                    192,293       209,912

Property, plant, and equipment, net                        68,697        65,760

Other assets                                                1,063         2,662
                                                      -----------   -----------
Total assets                                           $  262,053    $  278,334
                                                      -----------   -----------
                                                      -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $   28,423    $   23,596
 Accrued liabilities                                       26,195        38,254
 Accrued wages and other
  employee compensation                                     3,481         3,447
 Accrued workers' compensation                              4,948         5,895
 Short-term borrowings                                      2,362         2,067
 Current portion of long-term debt                            330           481
                                                      -----------   -----------
  Total current liabilities                                65,739        73,740

Long-term debt                                             31,800        42,112
                                                      -----------   -----------
  Total liabilities                                        97,539       115,852

Stockholders' equity:
Common stock - par value $0.10 per share; 25,000,000
 shares authorized and 8,560,636 shares issued
 in 1997 and 1996                                             856           856
Additional paid-in capital                                 41,641        41,641
Retained earnings                                         122,018       119,986
                                                      -----------   -----------
                                                          164,515       162,483
Less - Treasury stock, 9,254 shares at par value               (1)           (1)
                                                      -----------   -----------
  Total stockholders' equity                              164,514       162,482
                                                      -----------   -----------
Total liabilities and stockholders' equity             $  262,053    $  278,334
                                                      -----------   -----------
                                                      -----------   -----------

            The accompanying notes are an integral part of these consolidated financial statements.

                              HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                        Common Stock                            Unrealized
                                     -----------------        Additional         Loss on                                Total
                                      $0.10 Par Value          Paid-In          Marketable   Retained     Treasury   Stockholders'
                                   Shares             $        Capital          Securities   Earnings      Stock        Equity
                                  -----------------------     --------          ----------   ---------     -----        ------

BALANCE,
 September 30, 1994              8,546,105           $855      $41,371           $(239)      $116,016      $  (1)      $158,002

Common stock
 issuance                           14,531              1          270               -              -          -            271
Common stock
 dividends declared
 ($0.20 per share)                       -              -            -               -         (1,709)         -         (1,709)
Unrealized loss
 on marketable
 securities                              -              -            -              33              -          -             33

Net income                               -              -            -               -          9,809          -          9,809
                                -------------------------------------------------------------------------------------------------
BALANCE,
 September 30, 1995              8,560,636            856       41,641            (206)       124,116         (1)       166,406

Common stock
 dividends declared
 ($0.20 per share)                       -              -            -               -         (1,710)         -         (1,710)
Recovery of unrealized
 loss on marketable
 securities                              -              -            -             206              -          -            206

Net loss                                 -              -            -               -         (2,420)         -         (2,420)
                                -------------------------------------------------------------------------------------------------
BALANCE,
 September 30, 1996              8,560,636            856       41,641               -        119,986         (1)       162,482

Common stock
 dividends declared
 ($0.20 per share)                       -              -            -               -         (1,711)         -         (1,711)

Net income                               -              -            -               -          3,743          -          3,743
                                -------------------------------------------------------------------------------------------------
BALANCE,
 September 30, 1997              8,560,636           $856      $41,641            $  -       $122,018      $  (1)      $164,514
                                -------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                            HAGGAR CORP. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)



                                                                            Year Ended September 30,
                                                                  ------------------------------------------
                                                                      1997          1996            1995
                                                                  ----------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $  3,743     $   (2,420)     $   9,809
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                       11,447          6,839          3,268
 (Gain) loss on disposal of property, plant, and equipment             (480)        (1,608)           144
 Net (gain) loss on sale of marketable securities                         -            542           (117)
 Changes in assets and liabilities -
  Accounts receivable, net                                            3,587         (7,589)        13,117
  Inventories                                                        11,114         22,551        (21,343)
  Insurance receivable                                                    -         23,890        (23,990)
  Current deferred tax benefit                                        2,337            288         (1,872)
  Other current assets                                                 (187)           148            (23)
  Accounts payable                                                    4,827         (2,852)       (12,403)
  Accrued liabilities                                               (12,059)         6,999          1,448
  Accrued wages and other employee compensation                          34            104         (3,259)
  Accrued workers' compensation expense                                (947)        (1,338)          (214)
                                                                  ----------    -----------     ------------
   Net cash provided by (used in) operating activities               23,416         45,554        (35,435)
                                                                  ----------    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net                    (14,989)       (16,070)       (30,613)
Proceeds from sale of property, plant, and equipment, net             1,085          1,695              -
Proceeds from the sale of marketable securities                           -          5,018          3,156
(Increase) decrease in other assets                                   1,599          2,234           (130)
                                                                  ----------    -----------     ------------
   Net cash used in investing activities                            (12,305)        (7,123)       (27,587)
                                                                  ----------    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                 295            432            501
Proceeds from issuance of long-term debt                             61,000        422,000        517,000
Payments on long-term debt                                          (71,463)      (458,439)      (453,423)
Payments of cash dividends                                           (1,711)        (1,710)        (1,709)
Net proceeds from the issuance of common stock                            -              -            271
                                                                  ----------    -----------     ------------
   Net cash provided by (used in) financing activities              (11,879)       (37,717)        62,640
                                                                  ----------    -----------     ------------

Increase (decrease) in cash and cash equivalents                       (768)           714           (382)
Cash and cash equivalents, beginning of period                        2,944          2,230          2,612
                                                                  ----------    -----------     ------------
Cash and cash equivalents, end of period                           $  2,176     $    2,944      $   2,230
                                                                  ----------    -----------     ------------
                                                                  ----------    -----------     ------------

Supplemental disclosure of cash flow information
Cash paid (received) for:
 Interest, net of amounts capitalized                              $  3,806     $    3,350      $   3,275
 Income taxes, net                                                 $   (589)    $   (1,359)     $   9,236


         The accompanying notes are an integral part of these consolidated financial statements.

                                HAGGAR CORP. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997, 1996 AND 1995

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Haggar Corp. and subsidiaries (the "Company") designs, manufactures, imports, and markets men's apparel products including pants, shorts, suits, sportcoats, and shirts. The Company's products are sold to retail stores throughout the United States including major department stores, specialty stores and mass market retailers. The Company offers its premium apparel products under the Haggar-Registered Trademark- brand name, and also offers a more moderately priced line of products under its Reed St. James-Registered Trademark- brand name through its mass market retailer division, The Horizon Group. In addition, the Company offers retailers quality products bearing the retailer's own label. The Company's Haggar Direct, Inc. subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet malls throughout the United States. The Company's foreign operations are conducted through Haggar Apparel Limited, which markets the Company's branded products in Europe. Additionally, the Company derives royalty income from the use of its Haggar-Registered Trademark- and Reed St. James-Registered Trademark-trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Texas, Mexico and the Dominican Republic.

The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. ("Clothing Co."), which is the main operating subsidiary, Haggar Direct, Inc., Haggar Apparel Limited, and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and in the remaining notes.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are net of allowances for doubtful accounts of $931,000 and $900,000 at September 30, 1997 and 1996, respectively.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards
(SFAS) No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 27.3%, 26.3% and 28.7% of the Company's net sales during the year ended September 30, 1997, 1996 and 1995, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's largest customers could have a material adverse effect on the Company's results of operations. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consisted of the following at September 30, 1997 and 1996 (in thousands):

                                                           1997           1996
                                                       ----------     ----------
 Piece goods                                           $   17,455     $   23,335
 Trimming and supplies                                      3,841          5,991
 Work-in-process                                           16,162         13,248
 Finished garments                                         67,784         73,782
                                                       ----------     ----------
 Total inventories                                     $  105,242     $  116,356
                                                       ----------     ----------
                                                       ----------     ----------

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, stated at cost, consisted of the following at September 30, 1997 and 1996 (in thousands):

                                                            1997         1996
                                                        ----------    ---------
 Land                                                   $   3,428     $   3,428
 Buildings                                                 29,880        29,878
 Furniture, fixtures and equipment                         76,931        80,786
 Leasehold improvements                                    13,143        11,856
 Construction in progress                                   3,526           369
                                                        ----------    ---------
     Total                                                126,908       126,317
 Less: Accumulated depreciation
     and amortization                                     (58,211)      (60,557)
                                                        ----------    ---------
 Net property, plant, and equipment                     $  68,697     $  65,760
                                                        ----------    ---------
                                                        ----------     ---------

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts which allocate the cost of the assets over their estimated useful lives, as follows:

                                                       Estimated
 Asset Classification                                 Useful Life
 --------------------                                 -----------
 Buildings                                               15-40
 Furniture, fixtures, and equipment                       3-7
 Leasehold improvements                              Life of Lease

FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair market value of off- and on-balance sheet financial instruments. The carrying value of all financial instruments, including long-term debt and cash and temporary cash investments, approximates their fair value at year-end.

Realized gains and losses on investments in preferred stocks are determined on a specific identification basis. During the second quarter of fiscal 1996, the Company sold all of its investments in preferred stock and equity securities. These investments had been classified as available-for-sale securities and were reported at their fair values with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. The Company had no realized gains or losses in fiscal 1997 and recognized realized losses of $542,000 in 1996. During fiscal 1995 realized losses of $6,000 were offset by realized gains of $123,000. The net effect of these gains and losses is reflected in Other income, net, in the accompanying Consolidated Statements of Operations.
There were no gross unrealized losses as of September 30, 1997 and 1996.

MINORITY INTEREST

In 1993, the Company established a subsidiary, Haggar UK, for the purpose of expanding its operations in the United Kingdom. The Company held a 51% interest in the subsidiary and its partner owned the remaining 49% interest. The assets and liabilities of Haggar UK have been reflected in the consolidated financial statements as of September 30, 1996. As cumulative net losses from the initial operations of the subsidiary have exceeded contributed capital, there has been no minority interest reflected in the consolidated balance sheets as of September 30, 1996.

In 1997, the Company dissolved the joint venture with its partner, Coats Viyella, Plc., and the Company received $1,050,000 from Coats Viyella, Plc. for payment of historical losses. The payment is recorded in Other income, net.

In conjunction with the dissolution of the joint venture, the Company obtained the remaining 49% interest in the subsidiary's assets and liabilities. Consequently, the subsidiary's financial position and results of operations have been consolidated and included in the Company's financial statements for fiscal 1997. Also, the remaining entity changed it's name to Haggar Apparel, Limited.

The Haggar UK subsidiary established lines of credit with banks to fund operating activities. Available borrowing capacity at September 30, 1997 was approximately $800,000 with approximately $2,400,000 and $2,067,000 outstanding as of September 30, 1997 and 1996, respectively. Interest is payable at 1% above the bank's base rate, as defined (7.25% at September 30, 1997). The lines of credit are collateralized by an approximate $3.2 million letter of credit from the Company and is payable upon demand.

REVENUE RECOGNITION

Revenue is recognized upon product shipment to customers.

ADVERTISING

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. For fiscal years 1997, 1996, and 1995 total advertising expense was $22.9 million, $21.5 million and $28.0 million, respectively.

OTHER INCOME

Other income consisted of the following for the years ended September 30, 1997, 1996 and 1995 (in thousands):

                                              1997      1996     1995
                                            ------    ------    -----
 Gain (loss) on sale of assets, net         $  480    $1,608    $(144)
 Interest income                               218        61       81
 Dissolution of Haggar UK joint venture      1,050         -        -
 Investment income (loss), net                   -     (436)      657
 Other                                         206       330      192
                                            ------    ------    -----
  Total Other income, net                   $1,954    $1,563    $ 786
                                            ------    ------    -----
                                            ------    ------    -----

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Net income per common share and common share equivalent is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the effect, if any, of the assumed purchase of common shares, using the treasury stock method, pursuant to common stock options issued under a long-term incentive plan. Common stock equivalents have been determined in 1997, 1996 and 1995 using a common stock market price of $14.88, $14.50 and $21.26, respectively, per share.

The Company will adopt the provisions of SFAS No. 128, "Earnings Per Share," in the first quarter of fiscal 1998. SFAS No. 128 replaces the primary earnings per share calculation with a basic earnings per share calculation and modifies the calculation of diluted earnings per share. Had the Company adopted the provisions of SFAS No. 128 during fiscal 1997, the Company would have reported both basic and diluted earnings per share of $0.44 per share, the same as the actual net income per share reported of $0.44 per share.

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

2.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows for the years ended September 30, 1997, 1996 and 1995 (in thousands):

                                            1997           1996         1995
                                          --------      --------      --------
 Current federal income tax               $   (116)     $   (347)     $  7,473
 Deferred federal income tax                 2,366          (595)       (2,212)
 State income tax                               47           (44)          734
                                          --------      --------      --------
 Provision (benefit) for income taxes     $  2,297      $   (986)     $  5,995
                                          --------      --------      --------
                                          --------      --------      --------

Temporary differences and carryforwards which give rise to a significant portion of net deferred income tax assets are as follows (in thousands):

                                              1997           1996
                                            --------       --------
 Deferred income tax assets:
 Workers' compensation accrual              $  1,731       $  2,063
 Inventory cost capitalization
  and valuation                                5,460          3,741
 Allowances for
  accounts receivable                              -          1,237
 Health and life insurance accrual               947            982
 Reserve for reorganization                    2,643          4,900
 Other                                         1,107          2,396
                                            --------       --------
                                              11,888         15,319

 Less - Valuation allowance                     (250)          (250)
                                            --------       --------
                                              11,638         15,069
 Deferred income tax liability:
 Property, plant, and equipment, net          (2,202)        (1,015)
 Prepaid insurance                              (561)        (1,050)
                                            --------       --------
 Net deferred income tax asset                 8,875         13,004
 Less - Current deferred tax benefit          10,073         12,410
                                            --------       --------
 Long-term deferred tax (liability)
  benefit                                   $ (1,198)      $    594
                                            --------       --------
                                            --------       --------

The provision (benefit) for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):

                                  1997       1996        1995
                                 ------    -------      ------
 Tax computed at the
  statutory rate                 $2,053    $(1,158)      5,531
 State income taxes                  47        (44)        734
 Tax credits utilized              (186)       (96)       (491)
 Other                              383        312         221
                                 ------    -------      ------
                                 $2,297    $  (986)     $5,995
                                 ------    -------      ------
                                 ------    -------      ------

3.  INSURANCE RECEIVABLE

On May 5, 1995, a severe thunderstorm struck the Dallas - Fort Worth metropolitan area causing widespread damage. During the high winds and heavy rains caused by these thunderstorms, a portion of the roof over the Company's main distribution center collapsed. The Company received a $35,000,000 insurance settlement related to the inventory and approximately $5,100,000 related to real and personal property damaged during the storm.

The insurance proceeds received in 1995 as a result of the storm damage were included in Gain from Storm Damage in the accompanying 1995 statement of operations. Such proceeds have been offset by approximately $34,000,000 in expenses related specifically to the storm damage, including approximately $24,000,000 of damaged inventory, $4,000,000 of additional distribution costs, and $6,000,000 of property and equipment damage and other disaster recovery costs. Collections in excess of the recorded receivable resulted in a $1,100,000 gain from the settlement of the real and other personal property claims for the year ended September 30, 1996. As of September 30, 1997, no insurance receivable exists related to the storm damage.

4.  LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1997 and 1996 (in thousands):

                                                 1997              1996
                                              ---------         ---------
 Borrowings under revolving
  credit line                                 $   3,000         $  13,000

 Industrial Development Revenue
  Bonds with interest at a rate equal
  to that of high-quality, short-term,
  tax-exempt obligations, as defined
  (4.20% at September 30, 1997),
  payable in annual installments of
  $100 to $200, and a final payment
  of $2,000 in 2005, secured by
  certain buildings and equipment                 2,800             2,900
 Allstate notes                                  25,000            25,000
 Other                                            1,330             1,693
                                              ---------         ---------
                                                 32,130            42,593
 Less - Current portion                             330               481
                                              ---------         ---------
 Total Long-Term Debt                         $  31,800         $  42,112
                                              ---------         ---------
                                              ---------         ---------

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $1,200,000 at September 30, 1997.

As of September 30, 1997, the Company had a revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. During 1997, the Agreement was amended to extend the maturity date to December 31, 1999. The Company had additional available borrowing capacity of approximately $84,000,000 under this Agreement at September 30, 1997. The Company incurred approximately $170,000 in commitment fees related to the available borrowing capacity during the year ended September 30, 1997. The interest rates for the year ended September 30, 1997, ranged from 6.03% to 8.50%, and the weighted average interest rate for the year was 8.13%. The facility will mature December 31, 1999, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivables and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth, as defined, in excess of $151,000,000 and $55,000,000, respectively, as of September 30, 1997. For fiscal years after 1997, the Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

In 1995, the Company completed the sale and issuance of $25,000,000 in senior notes (the "Allstate notes"). Proceeds from the notes were used to partially fund the construction of the Company's CSC. Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitations on additional indebtedness, and the maintenance of certain net worth requirements.

Principal payments due during the next five years on debt are as follows (in thousands):

       Years Ending September 30,        Amount
       --------------------------       -------
       1998                             $   330
       1999                               3,854
       2000                               6,870
       2001                               3,888
       2002                               3,908
       Thereafter                        13,280
                                        -------
       Total                            $32,130
                                        -------
                                        -------

5.  LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Company leases certain of its manufacturing, computer and automotive equipment under agreements which expire at various dates through 2010 and which contain options to renew at various terms. The following is a schedule of future minimum rental payments required under operating leases at September 30, 1997 (in thousands):

       Years Ending September 30,        Amount
       --------------------------       -------
       1998                             $ 6,149
       1999                               5,147
       2000                               4,031
       2001                               2,676
       2002                                 951
       Thereafter                         1,079
                                        -------
                                        $20,033
                                        -------
                                        -------

Rental expense was $6,910,000, $6,410,000 and $4,896,000 in the years ended September 30, 1997, 1996 and 1995, respectively.

COMMITMENTS AND CONTINGENCIES

The Company had approximately $20,485,000 in outstanding letters of credit at September 30, 1997, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations of the future periods.

6.  RELATED PARTY TRANSACTIONS

The Company paid $136,000 and $327,000 to certain stockholders primarily for rent on a building in the fiscal years ended September 30, 1996 and 1995, respectively. No related party payments were made in fiscal 1997.

7.  RESTRUCTURING CHARGES

In 1996, the Company decided to restructure its worldwide manufacturing capacity, including consolidation of its three Texas sewing operations into one facility. The cost of this restructure, recorded in the year ended September 30, 1996, was estimated to be $14,000,000 of which $8,680,000 was included in cost of sales and consisting principally of severance costs for manufacturing employees and $5,320,000 was included in operating expenses related principally to costs to resolve various legal issues in connection with the restructuring and prior plant closings as well as severance for non-manufacturing employees. The consolidation of the three Texas sewing operations was completed in 1997.

As of September 30, 1997, approximately $8.8 million (primarily severance and professional fees) of such restructuring costs have been paid or otherwise charged against the $14 million accrual. The remaining obligations are currently recorded in accrued liabilities and are expected to be substantially paid by September 30, 1998. The amounts disclosed represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the accrual.

In fiscal 1995, the Company closed its Robstown, Texas, sewing operation. The cost of closing this plant, recorded in the year ended September 30, 1995, was approximately $1,244,000, which is included in cost of sales in the accompanying Statements of Operations in the year ended September 30, 1995.

8.  EMPLOYEE BENEFIT PLANS

The Company provides a Profit Sharing and Savings Plan (the "Plan") to substantially all eligible employees of the Company, as defined. Discretionary profit sharing contributions, made by the Company, are allocated to eligible plan participants based on their respective compensation. The profit sharing contributions vest according to a defined vesting schedule. Full vesting occurs at the end of seven years of service or upon retirement, death, or disability of plan participants. Participants may contribute from 1% to 10% of their compensation to the Plan under Internal Revenue Code Section 401(k) ("401(k) Contributions"). The Company may make discretionary matching contributions in an amount equal to 50% of each participant's 401(k) Contribution. Participant 401(k) Contributions and the Company's matching 401(k) Contributions are 100% vested at the date they are contributed. The Company contributed approximately $800,000, $700,000 and $2,000,000 for each of the years ended September 30, 1997, 1996 and 1995, respectively.

The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain welfare benefits. Trust contributions are made by the Company as defined by the trust agreement. The Company contributed approximately $7,785,000, $10,378,000 and $9,100,000 to the Trust for the years ended September 30, 1997, 1996 and 1995, respectively.

In 1990, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was issued to establish standards of financial accounting and reporting for an employer that provides postretirement benefits other than pensions to its employees. Although the Company provides welfare benefits to a limited number of eligible retired employees, as defined, such benefits have been insignificant for the years ended September 30, 1997, 1996 and 1995. Additionally, such benefits are expected to be insignificant in future years.

The Company has a noncompensatory employee stock purchase plan to provide employees with a convenient way to acquire Company stock through payroll deductions. Substantially all employees meeting limited employment qualifications may participate in the stock purchase plan.

LONG-TERM INCENTIVE PLAN

The Company has a long-term incentive plan ("Incentive Plan") which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The long-term incentive plan allows for 1,300,000 shares to be granted. The following table summarizes the changes in common stock options in fiscal 1997, 1996 and 1995:

                                                    Weighted Average
                                                    ----------------
                                       Shares     Exercise Option Price
                                      --------    ---------------------
 Options outstanding
  as of September 30, 1994              667,400            $17.50
  Options granted                       244,000             21.63
  Options exercised                     (14,531)            21.37
  Options canceled                      (32,401)            18.33
                                        -------            ------
 Options outstanding as
  of September 30, 1995                 864,468             18.64
  Options granted                       109,000             16.26
  Options canceled                       (7,000)            17.50
                                        -------            ------
 Options outstanding as
  of September 30, 1996                 966,468             18.38
  Options granted                       514,938             13.51
  Options canceled                     (716,469)            18.15
                                        -------            ------
 Options outstanding as
  of September 30, 1997                 764,937            $15.32
                                        -------            ------
 Options available for grant
  as of September 30, 1997              510,532
 Options exercisable as of
  September 30, 1997                    196,932            $18.73
                                                           ------

The range of option prices for the options outstanding as of September 30, 1997, was $12.13 to $37.88 with a weighted average remaining contractual life of approximately 6 years. The number of stock options exercisable in fiscal 1996 and 1995 are 466,770 and 233,716, respectively. The weighted average exercise option prices for 1996 and 1995 were $18.16 and $17.39. During fiscal 1997, the Company canceled 521,134 options and reissued 423,938 options in place of the original options at a reduced option price of $13.50 which was the fair market value on the date of the reissuance.

The Company accounts for the stock option plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                              1997                1996
                            -------             --------
Net  Income:
 As reported                $ 3,743             ($2,420)
 Pro Forma                  $ 3,098             ($2,575)
Primary EPS:
 As reported                $  0.44             ($ 0.28)
 Pro Forma                  $  0.36             ($ 0.30)

Because SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant of $4.64 and $6.94 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.0% and 6.4%; expected lives of 5 years; expected volatility of 44 percent; expected dividend rate of $0.20.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Haggar Corp.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Haggar Corp. (a Nevada corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated October 31, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                              Arthur Andersen LLP
Dallas, Texas
October 31, 1997

                                                                     SCHEDULE I
                                                                    Page 1 of 2


                         HAGGAR CORP. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         HAGGAR CORP. (PARENT COMPANY)
                                BALANCE SHEETS
                       AS OF SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                                            1997         1996
                                                            ----         ----
     ASSETS:
     Investment in subsidiaries                        $   64,018    $   65,545
     Note receivable from Haggar Clothing Co.             109,200       100,632
                                                       ----------    ----------
     Total Assets                                      $  173,218    $  166,177
                                                       ----------    ----------
                                                       ----------    ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Dividend payable and other current liabilities    $    6,359    $    3,052
     Due to subsidiaries                                    2,345           643
                                                       ----------    ----------
         Total current liabilities                          8,704         3,695
     STOCKHOLDERS' EQUITY:
       Common stock                                           856           856
       Additional paid-in capital                          41,641        41,641
       Retained earnings                                  122,018       119,986
       Less - treasury stock                                   (1)           (1)
                                                       ----------    ----------
         Total stockholders' equity                       164,514       162,482
                                                       ----------    ----------
     Total Liabilities and Stockholders' Equity        $  173,218    $  166,177
                                                       ----------    ----------
                                                       ----------    ----------

                                                                     SCHEDULE I
                                                                    Page 2 of 2

                         HAGGAR CORP. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         HAGGAR CORP. (PARENT COMPANY)
                           STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                         1997         1996        1995
                                      ---------   ----------   ---------

Equity in earnings of subsidiaries    $  (1,526)  $  (7,296)   $  5,011

Interest income                           8,568       7,928       7,497
Income tax expense                       (3,299)     (3,052)     (2,699)
                                      ---------   ----------   ---------
 Net income (loss)                    $   3,743   $  (2,420)   $  9,809
                                      ---------   ----------   ---------
                                      ---------   ----------   ---------

                                                                    SCHEDULE II

                         HAGGAR CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    AS OF SEPTEMBER 30, 1997, 1996 AND 1995
                                (IN THOUSANDS)



                                                         Balance at     Charges to                 Balance at
                                                        Beginning of    Costs and      Deductions    End of
                                                          Period        Expenses           (1)       Period
                                                        ------------   ----------     -----------  -----------
  September 30, 1997:
    Allowance for doubtful accounts                       $  900       $  (380)         $  411      $  931

  September 30, 1996
    Allowance for doubtful accounts                        1,201          (686)            385         900

  September 30, 1995:
    Allowance for doubtful accounts                        1,284           792            (875)      1,201

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

                                                                          Pages

       Report of Independent Public Accountants.                            17
       Consolidated Statements of Operations,
         Years Ended September 30, 1997, 1996 and 1995.                     18
       Consolidated Balance Sheets, at September 30, 1997 and 1996.         19
       Consolidated Statements of Stockholders' Equity,
         Years Ended September 30, 1997, 1996 and 1995.                     20
       Consolidated Statements of Cash Flows,
         Years Ended September 30, 1997, 1996 and 1995.                     21
       Notes to Consolidated Financial Statements.                       22-31

   (2) FINANCIAL STATEMENT SCHEDULES

       Report of Independent Public Accountants.                            32
       Schedule I - Condensed Financial Information of Registrant -
         Haggar Corp. (Parent Company).                                  33-34
       Schedule II - Valuation and Qualifying Accounts.                     35

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

        10(d) First Amendment to the 1992 Long-term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 [File No. 0-20850 ].)

        10(e) First Amended and Restated Credit Agreement between the Company and Texas Commerce Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 [File No. 0-2850].)

        10(f) First Amendment to First Amended and Restated Credit Agreement dated December 31, 1996, between the Company and Texas Commerce Bank, as agent for a bank syndicate.

        10(g) Second Amendment to First Amended and Restated Credit Agreement dated June 30, 1997, between the Company and Texas Commerce Bank, as agent for a bank syndicate.

        10(h) Third Amendment to First Amended and Restated Credit Agreement dated December 15, 1997, between the Company and Texas Commerce Bank, as agent for a bank syndicate.

        10(i) Commercial Contract of Sale dated effective October 21, 1996, between Haggar Clothing Co. and Bruce L. Wilson regarding land and storage building.

        10(j) Commercial Contract of Sale dated effective January 28, 1997, between Haggar Clothing Co. and National Fibernet, Inc. regarding land and manufacturing building.

        11     Statement Regarding Computation of Net Income (Loss) Per
               Common Share.

        23     Consent of independent public accountants.

  (b)  REPORTS ON FORM 8-K

       There were no reports on Form 8-K filed with the Commission during the fourth quarter of fiscal 1997.

                      THIS PAGE INTENTIONALLY LEFT BLANK.

                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HAGGAR CORP.
                                (Registrant)



                               By:  /s/ DAVID M. TEHLE
                                  --------------------------------------------
                                        David M. Tehle, December 19, 1997
                                (SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                       Title                                     Date
---------------------------   -------------------------------              ----------------------

/s/    J. M. HAGGAR, III      Chairman and                                  December 19, 1997
----------------------------  Chief Executive Officer
      J. M. Haggar, III       (Principal Executive Officer)



/s/    FRANK D. BRACKEN       Director, President and                       December  19, 1997
----------------------------  Chief Operating Officer
       Frank D. Bracken



/s/     DAVID M. TEHLE        Senior Vice President                         December  19, 1997
----------------------------  and Chief Financial Officer (Principal
        David M. Tehle        Financial and Accounting Officer)




/s/   NORMAN E. BRINKER       Director                                      December  19, 1997
----------------------------
      Norman E. Brinker


                              HAGGAR CORP. AND SUBSIDIARIES

                               INDEX TO ATTACHED EXHIBITS



  EXHIBIT                                                                  PAGES

   10(f) First Amendment to First Amended and Restated Credit Agreement dated December 31, 1996, between the Company and Texas Commerce Bank, as Agent for a bank syndicate.

   10(g) Second Amendment to First Amended and Restated Credit Agreement dated June 30, 1997, between the Company and Texas Commerce Bank, as agent for a bank syndicate.

   10(h) Third Amendment to First Amended and Restated Credit Agreement dated December 15, 1997, between the Company and Texas Commerce Bank, as agent for a bank syndicate.

   10(i) Commercial Contract of Sale dated effective October 21, 1996, between Haggar Clothing Co. and Bruce L. Wilson regarding land and storage building.


   10(j) Commercial Contract of Sale dated effective January 28, 1997, between Haggar Clothing Co. and National Fibernet, Inc., regarding land and manufacturing building.

   11     Statement Regarding Computation of Net Income (Loss) Per Common Share.


   23     Consent of Independent Public Accountants