Form 10-Q
period 1997-12-31
HAGGAR CORP
filed 1998-02-13
CIK 892533

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
___  Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.
                                OR
     Transition report pursuant to Section 13 or 15(d) of the Securities
___  Exchange Act of 1934

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

As of February 13, 1998, there were 8,551,382 shares of the Registrant's Common Stock outstanding.

                         HAGGAR CORP. AND SUBSIDIARIES

                                     INDEX


Part I. Financial Information

        Item 1. Financial Statements

            Consolidated Statements of Operations
            (Three months ended December 31, 1997 and 1996)              3

            Consolidated Balance Sheets
            (As of December 31, 1997 and September 30, 1997)             4

            Consolidated Statements of Cash Flows
            (Three months ended December 31, 1997 and 1996)              5

            Notes to Consolidated Financial Statements                 6-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations         9-11

Part II. Other Information.

        Item 6. Exhibits and Reports on Form 8-K                        12

Signature                                                               12

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended
                                                    December 31,
                                               ---------------------
                                                 1997         1996
                                               --------     --------
Net sales                                      $102,471     $104,157
Cost of goods sold                               71,558       73,419
                                               --------     --------
  Gross profit                                   30,913       30,738
Selling, general and administrative expenses    (28,931)     (27,797)
Royalty income, net                                 525          403
                                               --------     --------
Operating income                                  2,507        3,344
Other income (expense), net                         203          (72)
Interest expense                                   (872)        (977)
                                               --------     --------
Income from operations before provision
  for income taxes                                1,838        2,295
Provision for income taxes                          708          912
                                               --------     --------
Net income                                     $  1,130     $  1,383
                                               --------     --------
                                               --------     --------
Net income per share - Basic and Diluted       $   0.13     $   0.16
                                               --------     --------
                                               --------     --------
Weighted average shares outstanding
 - Basic                                          8,551        8,551
                                               --------     --------
                                               --------     --------
Weighted average shares outstanding
 - Diluted                                        8,597        8,556
                                               --------     --------
                                               --------     --------

            The accompanying notes are an integral part of
              these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                     December 31,  September 30,
                                                         1997          1997
                                                     (unaudited)
                                                     -----------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                            $ 14,205    $  2,176
   Accounts receivable, net                               50,791      70,969
   Inventories                                           102,547     105,242
   Deferred tax benefit                                   10,073      10,073
   Other current assets                                    3,675       3,833
                                                        --------    --------
      Total current assets                               181,291     192,293

Property, plant, and equipment, net                       67,606      68,697
Other assets                                               2,507       1,063
                                                        --------    --------
Total Assets                                            $251,404    $262,053
                                                        --------    --------
                                                        --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $ 10,149    $ 28,423
   Accrued liabilities                                    36,438      26,195
   Accrued wages and other employee
    compensation                                           2,571       3,481
   Accrued workers' compensation
    expense                                                4,947       4,948
   Short-term borrowings                                   3,007       2,362
   Current portion of long-term debt                       3,856         330
                                                        --------    --------
      Total current liabilities                           60,968      65,739

Long-term debt                                            25,220      31,800
                                                        --------    --------
   Total liabilities                                      86,188      97,539

STOCKHOLDERS' EQUITY
Common stock - par value $0.10 per
   share; 25,000,000 shares authorized
   and 8,560,636 shares issued at
   December 31, 1997 and
   September 30, 1997                                        856         856
Additional paid-in capital                                41,641      41,641
Retained earnings                                        122,720     122,018
                                                        --------    --------
                                                         165,217     164,515
Less - Treasury stock, 9,254 shares at
   par value                                                  (1)         (1)
                                                        --------    --------
      Total stockholders' equity                         165,216     164,514
                                                        --------    --------
Total Liabilities and Stockholders' Equity              $251,404    $262,053
                                                        --------    --------
                                                        --------    --------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                          Three Months Ended
                                                             December 31,
                                                          ------------------
                                                            1997      1996
                                                          --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $1,130    $1,383
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                              3,209     2,675
 Gain on disposal of property, plant, and equipment           -         (19)
Changes in assets and liabilities-
 Accounts receivable, net                                  20,178    28,090
 Inventories                                                2,695     4,723
 Current deferred tax benefit                                 -      (2,367)
 Other current assets                                         158       284
 Accounts payable                                         (18,274)  (10,904)
 Accrued liabilities                                       10,243     3,480
 Accrued wages and other employee compensation               (910)     (961)
 Accrued workers' compensation expense                         (1)     (149)
                                                         --------  --------
     Net cash provided by operating activities             18,428    26,235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net           (2,118)   (2,416)
Proceeds from sale of property, plant, and equipment, net     -          64
(Increase) decrease in other assets                        (1,444)      168
                                                         --------  --------
     Net cash used in investing activities                 (3,562)   (2,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                       645     1,014
Proceeds from issuance of long-term debt                   18,000    26,000
Payments on long-term debt                                (21,054)  (39,154)
Payments of cash dividends                                   (428)     (428)
                                                         --------  --------
     Net cash used in financing activities                 (2,837)  (12,568)

Increase in cash and cash equivalents                      12,029    11,483
Cash and cash equivalents, beginning of period              2,176     2,944
                                                         --------  --------
Cash and cash equivalents, end of period                  $14,205   $14,427
                                                         --------  --------
                                                         --------  --------

Supplemental disclosure of cash flow information
Cash paid for:
 Interest                                                 $ 1,431   $ 1,246
 Income taxes                                             $    19   $    54

The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of December 31, 1997, and the consolidated statements of operations and cash flows for the three months ended December 31, 1997 and 1996, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 1997, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 31.3% and 28.9% of the Company's net sales for the three months ended December 31, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1997, and September 30, 1997 (in thousands):

                                     December 31, September 30,
                                         1997         1997
                                     ------------ -------------
       Piece goods                     $ 15,210    $  17,455
       Trimmings & supplies               3,695        3,841
       Work-in-process                   12,808       16,162
       Finished garments                 70,834       67,784
                                       --------    ---------
                                       $102,547    $ 105,242
                                       --------    ---------
                                       --------    ---------

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1997, and September 30, 1997 (in thousands):

                                               December 31,   September 30,
                                                   1997           1997
                                               ------------   -------------
       Borrowings under revolving
           credit line                           $     -        $ 3,000

       Industrial Development Revenue
          Bonds with interest at a rate equal
          to that of high-quality, short-term,
          tax-exempt obligations, as defined
          (4.2% at December 31, 1997),
          payable in annual installments of
          $100 and a final payment of
          $2,000 in 2005, secured by
          certain buildings and equipment          2,700          2,800
       Allstate notes                             25,000         25,000
       Other                                       1,376          1,330
                                                 -------        -------
                                                  29,076         32,130
       Less - Current portion                      3,856            330
                                                 -------        -------
                                                 $25,220        $31,800
                                                 -------        -------
                                                 -------        -------

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $1,200,000 at December 31, 1997.

As of December 31, 1997, the Company had a $100,000,000 revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had no debt outstanding and additional available borrowing capacity of approximately $88,000,000 under this Agreement at December 31, 1997. The Company incurred approximately $44,000 in commitment fees related to the available borrowing capacity during the quarter ended December 31, 1997. The interest rates for the quarter ended December 31, 1997, ranged from 6.13% to 8.5%, and the weighted average interest rate for the quarter was 8.11%. The facility will mature December 31, 1999, with a one year renewal at the option of the bank and is unsecured, except that the Company is prohibited from pledging its accounts receivables and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth in excess of $151,000,000 and $55,000,000, respectively, as of December 31, 1997. The Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

In fiscal 1995, the Company completed the sale and issuance of $25,000,000 in senior notes (the "Allstate notes"). Proceeds from the notes were used to partially fund the construction of the Company's Customer Service Center (the "CSC"). Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

NET INCOME PER COMMON SHARE - BASIC AND NET INCOME PER COMMON SHARE - DILUTED

SFAS No. 128, "Earnings per Share," issued in February 1997, mandated a change in the methodology for calculating earnings per share. The Company implemented the provisions of SFAS No. 128 during this first quarter of fiscal 1998. All periods prior to October 1, 1997 have been restated to conform with the standards of SFAS No. 128. The implementation of this change did not have a significant impact on the calculation of earnings per share of the Company for the first quarter of fiscal 1998 or 1997.

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period and the number of equivalent shares assumed outstanding under the Company's stock based compensation plans.

Options to purchase 414,999 common shares at prices ranging from $14.50 to $37.88 were not dilutive and were outstanding for the three months ended December 31, 1997. Options to purchase 510,695 common shares at prices ranging from $18.25 to $37.88 were not dilutive and were outstanding for the three months ended December 31, 1996. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (unaudited, in thousands, except per share data):

                                                          Three Months Ended
                                                       December 31, December 31
                                                           1997         1996
                                                       ------------ -----------
Net income                                                $1,130      $1,363

Weighted average common shares outstanding                 8,551       8,551

Shares equivalents, due to stock options                      46           5
                                                       ---------    --------
                                                           8,597       8,556
                                                       ---------    --------
                                                       ---------    --------
Net income per share - Diluted                             $0.13       $0.16
                                                       ---------    --------
                                                       ---------    --------

SUBSEQUENT EVENTS

On January 21, 1998, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 2, 1998. The dividend of approximately $428,000 will be paid on February 16, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

RESULTS OF OPERATIONS

The Company's first quarter fiscal 1998 net income of $1.1 million compares to a net income of $1.4 million in the first quarter fiscal 1997. The decrease in net income is primarily due to a decrease in net sales and an increase in selling, general and administrative expenses, as partially offset by an increase in gross margin as well as an increase in other income.

Net sales for the first quarter of fiscal 1998, decreased 1.5% to $102.5 million from $104.1 million for the first quarter of fiscal 1997. The decrease in net sales for the first quarter of fiscal 1998 is the net result of a 8.0% decrease in unit sales and a 6.4% increase in the average sales price. Net sales for the first quarter of fiscal 1998 were adversely affected by soft sales at retail and competitive pressures resulting from a changing retail environment.

Gross profit as a percentage of net sales increased to 30.2% in the first quarter of fiscal 1998 compared to 29.5% in the first quarter of the prior fiscal year. This increase in gross profit is primarily the result of an improved manufacturing mix, which slightly reduced cost per unit.

Selling, general and administrative expenses as a percentage of net sales increased to 27.7% in the first quarter of fiscal 1998 compared to 26.7% in the first quarter of fiscal 1997. The increase in selling, general and administrative expenses as a percent of net sales is primarily the result of an approximate $1.0 million increase in expenses related to the opening and operations of new retail stores during fiscal 1997 and 1998. At the end of the first quarter of fiscal 1998, 47 retail stores were open and operational, as compared to 34 retail stores at the end of the same period one year ago.

Income tax expense for the first quarter of fiscal 1998 decreased primarily as a result of the lower level of net income. As a percent of taxable income, income tax expense was 38.5%, compared to 39.7% for the first quarter of fiscal 1997. The effective tax rate for the first quarter of fiscal 1998 differs from the statutory rate because of certain permanent tax differences and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks as most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $20.2 million to $50.8 million at December 31, 1997 from $71.0 million at September 30, 1997. This decrease in trade accounts receivable is primarily the result of seasonal reductions.

Inventories as of December 31, 1997, decreased to $102.5 million from $105.2 million at September 30, 1997. The continued decrease in inventory levels during fiscal 1997 and the first quarter of fiscal 1998 reflects the Company's ongoing efforts to decrease inventory to a level commensurate with projected sales.

The Company's ongoing external financing needs are met through an unsecured revolving credit facility with certain banks. The Agreement provides the Company with a $100.0 million line of credit. The amount available under the Agreement is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Agreement. The facility will mature December 31, 1999, with a one year renewal at the option of the bank. As of December 31, 1997, the Company had no borrowings outstanding under the Agreement and had available borrowing capacity of approximately $88.0 million.

In fiscal 1995, the Company completed the sale and issuance of $25.0 million in senior notes. Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness, and the maintenance of certain net worth requirements.

The Company's Haggar UK subsidiary maintains a $3.2 million line of credit with a bank in the United Kingdom to fund its operating activities. As of December 31, 1997, the subsidiary had approximately $3.0 million outstanding under this line of credit. The line of credit has been collateralized by an approximately $3.2 million letter of credit from the Company and is payable upon demand. Interest under the line of credit is payable at 1% above the bank's base rate. In January 1998, this line of credit was extended and increased to approximately $4.0 million.

The Company provided cash from operating activities for the three months ended December 31, 1997, of $18.4 million, primarily as a result of the reduction in inventory of $2.7 million, as well as the reduction in accounts receivable of $20.2 million. Additionally, the Company used cash in investing activities of $3.6 million during the first three months of fiscal 1998, the result of purchases of property, plant, and equipment of $2.1 million primarily in conjunction with the opening of retail stores and purchase of visual fixtures during the first quarter of fiscal 1998. The Company had 47 retail stores open at the end of the first quarter of fiscal 1998, compared to 34 at the end of first quarter of fiscal 1997. Furthermore, cash flows used in financing activities of $2.8 million for the three months ended December 31, 1997, were primarily the result of a net reduction in long-term debt of $3.0 million. Comparatively, the Company provided cash from operating activities of $26.2 million for the three months ended December 31, 1996, primarily as a result of the reduction in inventory of $4.7 million, as well as the reduction in accounts receivable of $28.1 million. During the first quarter of fiscal 1997, the Company used cash in investing activities of $2.2 million, the result of purchases of $2.4 million in property, plant, and equipment primarily in conjunction with the opening of retail and purchase of visual fixtures. Additionally, cash flows used in financing activities of $12.6 million were due to a net decrease in long-term debt of $13.2 million during the first quarter of fiscal 1997.

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

    (a) Exhibit 27  Financial Data Schedule

    (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Haggar Corp.,



Date: February 13, 1998             By:   /s/ David M. Tehle
                                          --------------------------
                                          David M. Tehle
                                          Sr. Vice President
                                          Chief Financial Officer

                                          Signed on behalf of the
                                          registrant and as principal
                                          financial officer.