Form 10-Q
period 1998-03-31
HAGGAR CORP
filed 1998-05-15
CIK 892533

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     ---------

                                     FORM 10-Q

                                     ---------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

As of May 15, 1998, there were 8,554,632 shares of the Registrant's Common Stock outstanding.

                           HAGGAR CORP. AND SUBSIDIARIES

                                       INDEX

Part I. Financial Information

     Item 1. Financial Statements

          Consolidated Statements of Operations
          (Three and six months ended March 31, 1998 and 1997)                3

          Consolidated Balance Sheets
          (As of March 31, 1998 and September 30, 1997)                       4

          Consolidated Statements of Cash Flows
          (Six months ended March 31, 1998 and 1997)                          5

          Notes to Consolidated Financial Statements                        6-8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     9-11

Part II. Other Information.

     Item 4. Submission of Matters to a Vote of  Security Holders            12

     Item 5. Other Information                                               12

     Item 6. Exhibits and Reports on Form 8-K                                13

          Signature                                                          13

                            HAGGAR CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended              Six Months Ended
                                                            March 31,                     March 31,
                                                     ----------------------       -----------------------
                                                       1998          1997           1998          1997
                                                     -------        -------       --------       --------
Net sales                                           $ 94,683       $ 98,608       $197,154       $202,765
Cost of goods sold                                    65,269         70,184        136,826        143,603
                                                    --------       --------       --------       --------
Gross profit                                          29,414         28,424         60,328         59,162
Selling, general and administrative expenses         (27,258)       (28,485)       (56,191)       (56,282)
Royalty income, net                                      562            360          1,088            763
                                                    --------       --------       --------       --------
Operating income                                       2,718            299          5,225          3,643
Other income                                              67          1,262            270          1,190
Interest expense                                        (868)          (815)        (1,741)        (1,792)
                                                    --------       --------       --------       --------
Income from operations before provision
     for income taxes                                  1,917            746          3,754          3,041

Provision for income taxes                               742            306          1,449          1,218
                                                    --------       --------       --------       --------
Net income                                          $  1,175       $    440       $  2,305       $  1,823
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
Net income per share - Basic and Diluted            $   0.14       $   0.05       $   0.27       $   0.21
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
Weighted average shares outstanding - Basic            8,551          8,551          8,551          8,551
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
Weighted average shares outstanding - Diluted          8,596          8,552          8,596          8,552
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                                   March 31,     September 30,
                                                                     1998            1997
                                                                  (unaudited)
                                                                  -----------    -------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $ 15,305       $  2,176
     Accounts receivable, net                                        52,976         70,969
     Inventories                                                     98,185        105,242
     Deferred tax benefit                                            11,054         10,073
     Other current assets                                             2,295          3,833
                                                                   --------       --------
          Total current assets                                      179,815        192,293

Property, plant, and equipment, net                                  66,170         68,697
Other assets                                                          2,506          1,063
                                                                   --------       --------
Total Assets                                                       $248,491       $262,053
                                                                   --------       --------
                                                                   --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $ 10,963       $ 28,423
     Accrued liabilities                                             31,951         26,195
     Accrued wages and other employee compensation                    3,446          3,481
     Accrued workers' compensation expense                            3,716          4,948
     Short-term borrowings                                            3,458          2,362
     Current portion of long-term debt                                3,830            330
                                                                   --------       --------
          Total current liabilities                                  57,364         65,739

Long-term debt                                                       25,119         31,800
                                                                   --------       --------
Total liabilities                                                    82,483         97,539

STOCKHOLDERS' EQUITY
Common stock - par value $0.10 per share; 25,000,000
     shares authorized and 8,563,886 shares issued at
     March 31, 1998 and 8,560,636 at September 30, 1997                 856            856
Additional paid-in capital                                           41,685         41,641
Retained earnings                                                   123,468        122,018
                                                                   --------       --------
                                                                    166,009        164,515
Less - Treasury stock, 9,254 shares at par value                         (1)            (1)
                                                                   --------       --------
     Total stockholders' equity                                     166,008        164,514
                                                                   --------       --------
Total Liabilities and Stockholders' Equity                         $248,491       $262,053
                                                                   --------       --------
                                                                   --------       --------

                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED, IN THOUSANDS)


                                                                       Six Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------       --------
Cash Flows from Operating Activities
Net income                                                         $  2,305       $  1,823
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                    6,409          5,515
     Gain on disposal of property, plant, and equipment                  (3)          (359)
     Changes in assets and liabilities-
          Accounts receivable, net                                   17,993         26,098
          Inventories                                                 7,057          6,454
          Deferred tax benefit                                         (981)          (928)
          Other current assets                                        1,538            458
          Accounts payable                                          (17,460)        (8,207)
          Accrued liabilities                                         5,756         (4,141)
          Accrued wages and other employee compensation                 (35)          (839)
          Accrued workers' compensation expense                      (1,232)          (558)
                                                                   --------       --------
            Net cash provided by operating activities                21,347         25,316

Cash Flows from Investing Activities
Purchases of property, plant and equipment, net                      (3,888)        (4,750)
Proceeds from the sale of property, plant and equipment                   9            429
(Increase) decrease in other assets                                  (1,443)           155
                                                                   --------       --------
            Net cash used in investing activities                    (5,322)        (4,166)

Cash Flows from Financing Activities
Net proceeds (payments) from short-term borrowings                    1,096           (918)
Proceeds from issuance of long-term debt                             18,000         26,000
Payments on long-term debt                                          (21,181)       (39,217)
Proceeds from issuance of common stock                                   44              -
Payments of cash dividends                                             (855)          (856)
                                                                   --------       --------
            Net cash used in financing activities                    (2,896)       (14,991)

Increase in cash and cash equivalents                                13,129          6,159
Cash and cash equivalents, beginning of period                        2,176          2,944
                                                                   --------       --------
Cash and cash equivalents, end of period                           $ 15,305       $  9,103
                                                                   --------       --------
                                                                   --------       --------
Supplemental disclosure of cash flow information
Cash paid for:
     Interest                                                      $  2,092       $  1,312
     Income taxes                                                  $    440       $  1,123

                  The accompanying notes are an integral part of
                      these consolidated financial statements.

                           HAGGAR CORP. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three and six months ended March 31, 1998, and the consolidated statements of cash flows for the six months ended March 31, 1998, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 1998, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.


CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 25.9% and 27.2% of the Company's net sales for the three months ended March 31, 1998 and 1997, respectively. The same customer accounted for 28.7% and 28.2% of the Company's net sales for the six month period ended March 31, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.


INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 1998, and September 30, 1997 (in thousands):

                                        March 31,     September 30,
                                          1998           1997
                                        -------        --------
     Piece goods                        $11,106        $ 17,455
     Trimmings & supplies                 3,428           3,841
     Work-in-process                     15,652          16,162
     Finished garments                   67,999          67,784
                                        -------        --------
                                        $98,185        $105,242
                                        -------        --------
                                        -------        --------

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 1998, and September 30, 1997 (in thousands):

                                                  March 31,         September 30,
                                                    1998                1997
                                                  -------             -------
     Borrowings under revolving
     credit line                                  $     -             $ 3,000

     Industrial Development Revenue
        Bonds with interest at a rate equal
        to that of high-quality, short-term,
        tax-exempt obligations, as defined
        (3.70% at March 31, 1998),
        payable in annual installments of
        $100, and a final payment of
        $2,000 in 2005, secured by
        certain buildings and equipment             2,700               2,800
     Senior Notes Payable                          25,000              25,000
     Other                                          1,249               1,330
                                                  -------             -------
                                                   28,949              32,130
     Less - Current portion                         3,830                 330
                                                  -------             -------
                                                  $25,119             $31,800
                                                  -------             -------
                                                  -------             -------

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $1,200,000 at March 31, 1998.

As of March 31, 1998, the Company had a $100,000,000 revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had no debt outstanding and available borrowing capacity of approximately $82,000,000 under this Agreement at March 31, 1998. The Company incurred approximately $83,000 in commitment fees related to the available borrowing capacity during the six month period ended March 31, 1998. The interest rates for the six month period ended March 31, 1998, ranged from 6.28% to 8.50%, and the weighted average interest rate for the quarter and six month period was 8.07%. The facility will mature December 31, 1999, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivables and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth, as defined, in excess of $151,000,000 and $55,000,000, respectively, as of March 31, 1998. The Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

In fiscal 1995, the Company completed the sale and issuance of $25,000,000 in senior notes. Proceeds from the notes were used to partially fund the construction of the Company's Customer Service Center ("CSC"). Significant terms of the senior notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the senior notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitation on additional indebtedness and the maintenance of certain net worth requirements.

NET INCOME PER COMMON SHARE - BASIC AND NET INCOME PER COMMON SHARE - DILUTED

SFAS No. 128, "Earnings Per Share," issued in February 1997, mandates a change in the methodology for calculating earnings per share. The Company implemented the provisions of SFAS No. 128 in the first quarter of fiscal 1998. All periods prior to October 1, 1997, have been restated to conform with the standards of SFAS No. 128.

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

Options to purchase 254,106 and 335,019 common shares at prices ranging from $15.88 to $23.00 were not dilutive and were outstanding for the three and six months ended March 31, 1998. Options to purchase 800,667 and 802,251 common shares at prices ranging from $16.50 to $37.88 were not dilutive and were outstanding for the three and six months ended March 31, 1997. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercised prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (unaudited, in thousands, except per share data):

                                                   Three Months Ended             Six Months Ended
                                                        March 31,                     March 31,
                                                  --------------------          ---------------------
                                                   1998          1997            1998           1997
                                                  ------        ------          ------         ------
Net income to common stockholders                 $1,175        $  440          $2,305         $1,823

Weighted average common shares outstanding         8,551         8,551           8,551          8,551

Shares equivalents, due to stock options              45             1              45              1
                                                  ------        ------          ------         ------
                                                   8,596         8,552           8,596          8,552
                                                  ------        ------          ------         ------
                                                  ------        ------          ------         ------
Net income per share - Diluted                    $ 0.14        $ 0.05          $ 0.27         $ 0.21
                                                  ------        ------          ------         ------
                                                  ------        ------          ------         ------

SUBSEQUENT EVENTS

On April 29, 1998, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 11, 1998. The dividend of approximately $428,000 will be paid on or before May 25, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


RESULTS OF OPERATIONS

The Company's second quarter of fiscal 1998 net income to common stockholders of $1.2 million compares to net income of $0.4 million in the second quarter of fiscal 1997. Net income to common stockholders for the six months ended March 31, 1998, was $2.3 million compared to $1.8 million for the six months ended March 31, 1997. The increase in net income is primarily the result of the increased gross profit during the three and six months ended March 31, 1998, compared to gross profit during the three and six months ended March 31, 1997.

Net sales for the second quarter ended March 31, 1998, decreased 4.0% to $94.7 million from $98.6 million for the second quarter of fiscal 1997. The decrease in net sales for the second quarter of fiscal 1998 is the combined result of a 3.6% decrease in unit sales and a .4% decrease in the average sales price. Net sales for the six months ended March 31, 1998, decreased 2.8% to $197.2 million compared to $202.8 million in the prior fiscal year. The 2.8% decrease in the first six months of fiscal 1998 is the result of a 6.0% decrease in unit sales, which is partially offset by a 3.2% increase in average selling price.

Gross profit as a percentage of net sales increased to 31.1% in the second quarter of fiscal 1998 compared to 28.8% in the second quarter of the prior fiscal year. Gross profit for the first six months of fiscal 1998 increased to 30.6% compared to 29.2% in the first six months of fiscal 1997. The increase in gross profit is primarily the result of an improved manufacturing mix, which slightly reduced cost per unit.

Selling, general and administrative expenses as a percentage of net sales decreased slightly to 28.8% in the second quarter of fiscal 1998 compared to 28.9% in the second quarter of fiscal 1997. For the six months ended March 31, 1998, selling, general and administrative expenses as a percentage of net sales increased to 28.5% compared to 27.8% in the first six months of the prior fiscal year. The increase in selling, general and administrative expenses as a percent of net sales for the six months ended March 31, 1998, is primarily the result of decreased net sales and comparable selling, general, and administrative expenses as a result of an increase of $2.2 million in expenses related to the opening and operations of new retail stores offset by reductions in shipping and distribution costs of $2.3 million. At the end of the second quarter of fiscal 1998, 49 retail stores were open and operational as compared to 36 stores at the end of the same period one year ago.

Other income for the second quarter of fiscal 1998 was $0.1 million compared to $1.3 million in the second quarter of fiscal 1997. For the six month period ended March 31, 1998, other income was $0.3 million compared to other income of $1.2 million for the same period during fiscal 1997. In the second quarter of fiscal 1997, a gain of $0.4 million from the sale of two properties and a gain of $0.5 million from the dissolution of a United Kingdom joint venture were recognized. These transactions are the primary reasons for the decrease in other income for both the three and six months ended March 31, 1998.


Income tax expense for the second quarter of fiscal 1998, as a percentage of income before provision for income taxes, was 38.7% compared to 41.0% in the second quarter of fiscal 1997. For the six months ended March 31, 1998, income tax expense as a percentage of income before provision for income taxes was 38.6% compared to 40.0% in the first six months of 1997. The effective tax rates for both the second quarter and the first six months of fiscal 1998 and 1997 differ between periods and from the statutory rate because of certain permanent tax differences and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $18.0 million to $53.0 million at March 31, 1998 from $71.0 million at September 30, 1997. This decrease in trade accounts receivable is mainly the result of seasonal reductions and decreased sales volumes in the first six months of fiscal 1998.

Inventories as of March 31, 1998, decreased to $98.2 million from $105.2 million at September 30, 1997. The continued decrease in inventory levels during fiscal 1997 and the first six months of fiscal 1998 reflects the Company's ongoing efforts to maintain inventory at levels commensurate with projected sales.

The Company's ongoing external financing needs are met through an unsecured revolving credit facility with certain banks. The Agreement provides the Company with a $100.0 million line of credit. The amount available under the Agreement is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Agreement. The facility will mature December 31, 1999, with a one year renewal at the option of the bank. As of March 31, 1998, the Company had no borrowings outstanding under the Agreement and had available borrowing capacity of approximately $82.0 million.

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

The Company's Haggar UK subsidiary maintains a $4.0 million line of credit with a bank in the United Kingdom to fund operating activities. As of March 31, 1998, the subsidiary had approximately $3.5 million outstanding under this line of credit. The line of credit has been collateralized by an approximate $4 million letter of credit from the Company and is payable upon demand. Interest under the line of credit is payable at 1% above the bank's base rate.

For the six months ended March 31, 1998, the Company provided cash from operating activities of approximately $21.3 million, primarily as the result of a decrease in accounts receivable of $18.0 million. The Company provided approximately $25.3 million in cash from operating activities for the six months ended March 31, 1997, primarily as a result of the decrease in accounts receivable of $26.1 million. The Company used approximately $5.3 million in investing activities for the six months ended March 31, 1998, primarily to purchase property, plant and equipment. For the six months ended March 31, 1997, approximately $4.2 million in cash flow was used by investing activities primarily as the result of purchasing property, plant and equipment. For the six months ending March 31, 1998, cash flows used in financing activities were primarily the result of a $3.2 million net decrease in long-term debt. Comparatively, cash flows used in financing activities for the six months ended March 31, 1997, were primarily the result of a $13.2 million net decrease in long-term debt.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

YEAR 2000 CONSIDERATIONS

The Company is taking actions to determine that its computer systems are capable of processing periods for the year 2000 and beyond. The Company has assessed and continues to assess the impact of the year 2000 on its operations, including the development of cost estimates for and the extent of programming changes required to address the issue, and to date has determined the costs related thereto would not have a material impact on its ongoing results of operations. Also, the Company is assessing the impact of its customers' and vendors' compliance to year 2000 and what the impact will be on the Company's ongoing results of operation.


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

PART II.  OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on February 11, 1998. At such meeting, Richard W. Heath and J.M. Haggar III were elected to serve as Class II directors of the Company for a three year term and until their respective successors are elected and qualified. Of 7,301,568 shares represented at the meeting in person or by proxy, Mr. Heath and Mr. Haggar received 7,286,716 and 7,287,233 votes, respectively, for their election as Class II directors. Upon election as a Class II Director, Mr. Haggar vacated his former position as a Class III director leaving a vacancy in the Class III Directors. The other directors whose term of office continued after the meeting are Norman E. Brinker, Frank D. Bracken, and Rae F. Evans.

The appointment of Arthur Andersen LLP was ratified with 7,286,199 shares voted for, 15,428 shares voted against, no broker nonvotes and 8,941 shares abstained.

ITEM 5. OTHER INFORMATION

By a unanimous consent to action of the Board of Directors dated March 9, 1998, Mr. John Tolleson was elected as a Class III director of the Company effective April 29, 1998. Mr. Tolleson's term will expire at the next Annual Meeting of Stockholders unless he is elected to a new three-year term by the stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibit 27 Financial Data Schedule

        (b) No reports on form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Haggar Corp.,


Date: May 15, 1998                           By:  /s/ David M. Tehle
                                                  -------------------------
                                                  David M. Tehle
                                                  Senior Vice President,
                                                  Chief Financial Officer

                                                  Signed on behalf of the
                                                  registrant and as principal
                                                  financial officer.