Form 10-Q
period 1998-06-30
HAGGAR CORP
filed 1998-08-14
CIK 892533

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q

                                 ---------------

(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                   Yes _X_                            No___

As of August 13, 1998, there were 8,567,722 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                     INDEX

Part I. Financial Information

     Item 1. Financial Statements

          Consolidated Statements of Operations
          (Three and nine months ended June 30, 1998 and 1997)                 3

          Consolidated Balance Sheets
          (As of June 30, 1998 and September 30, 1997)                         4

          Consolidated Statements of Cash Flows
          (Nine months ended June 30, 1998 and 1997)                           5

          Notes to Consolidated Financial Statements                         6-8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9-11

Part II. Other Information.

     Item 6. Exhibits and Reports on Form 8-K                                 12

Signature                                                                     12

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended       Nine Months Ended
                                                     June 30,                 June 30,
                                               --------------------     --------------------
                                                 1998        1997         1998        1997
                                               --------    --------     --------    --------
Net sales                                      $ 90,192    $ 87,996     $287,346    $290,761

Cost of goods sold                               61,577      63,492      198,403     207,095
                                               --------    --------     --------    --------
 Gross profit                                    28,615      24,504       88,943      83,666

Selling, general and administrative expenses    (26,687)    (27,550)     (82,877)    (83,831)
Royalty income, net                                 482         489        1,570       1,251
                                               --------    --------     --------    --------

Operating income (loss)                           2,410      (2,557)       7,636       1,086

Other income, net                                   469         116          739       1,305

Interest expense                                   (883)       (772)      (2,625)     (2,563)
                                               --------    --------     --------    --------

Income (loss) from operations before provision
 (benefit) for income taxes                       1,996      (3,213)       5,750        (172)

Provision (benefit) for income taxes                765      (1,287)       2,215         (69)
                                               --------    --------     --------    --------

Net income (loss)                              $  1,231    $ (1,926)    $  3,535    $   (103)
                                               --------    --------     --------    --------
                                               --------    --------     --------    --------

Basic and Diluted Net income (loss) per share  $   0.14    $   (.23)    $   0.41    $   (.01)
                                               --------    --------     --------    --------
                                               --------    --------     --------    --------

Weighted average shares outstanding- Basic        8,567       8,551        8,567       8,551
                                               --------    --------     --------    --------
                                               --------    --------     --------    --------

Weighted average shares outstanding- Diluted      8,607       8,552        8,587       8,552
                                               --------    --------     --------    --------
                                               --------    --------     --------    --------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                        June 30,    September 30,
                                                          1998          1997
                                                      (unaudited)
                                                      -----------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                            $   19,392     $    2,176
  Accounts receivable, net                                 45,677         70,969
  Inventories                                             100,260        105,242
  Deferred tax benefit                                      9,691         10,073
  Other current assets                                      1,663          3,833
                                                       ----------     ----------
      Total current assets                                176,683        192,293

Property, plant, and equipment, net                        65,819         68,697
Other assets                                                2,344          1,063
                                                       ----------     ----------
Total Assets                                           $  244,846     $  262,053
                                                       ----------     ----------
                                                       ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   17,616     $   28,423
  Accrued liabilities                                      21,181         26,195
  Accrued wages and other employee compensation             3,459          3,481
  Accrued workers' compensation expense                     3,091          4,948
  Short-term borrowings                                     3,722          2,362
  Current portion of long-term debt                         3,671            330
                                                       ----------     ----------
      Total current liabilities                            52,740         65,739

Long-term debt                                             25,119         31,800
                                                       ----------     ----------
Total liabilities                                          77,859         97,539
STOCKHOLDERS' EQUITY
Common stock par value $0.10 per share; 25,000,000
  shares authorized and 8,576,976 shares issued at
  June 30, 1998 and 8,560,636 shares issued at
  September 30, 1997                                          857            856
Additional paid-in capital                                 41,858         41,641
Retained earnings                                         124,273        122,018
                                                       ----------     ----------
                                                          166,988        164,515
Less - Treasury stock, 9,254 shares at par value               (1)            (1)
                                                       ----------     ----------
      Total stockholders' equity                          166,987        164,514
                                                       ----------     ----------
Total Liabilities and Stockholders' Equity             $  244,846     $  262,053
                                                       ----------     ----------
                                                       ----------     ----------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             HAGGAR CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED, IN THOUSANDS)

                                                               Nine Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               1998           1997
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $     3,535    $      (103)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  9,614          8,440
  Gain on disposal of property, plant, and equipment               (64)          (357)
  Changes in assets and liabilities
    Accounts receivable, net                                    25,292         28,732
    Inventories                                                  4,982          1,528
    Deferred tax benefit                                           382         (1,054)
    Other current assets                                         2,170         (1,061)
    Accounts payable                                           (10,807)        (2,674)
    Accrued liabilities                                         (5,014)       (10,478)
    Accrued wages and other employee compensation                  (22)          (785)
    Accrued workers' compensation expense                       (1,857)           230
                                                           -----------    -----------
        Net cash provided by operating activities               28,211         22,418

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                 (6,771)        (9,077)
Proceeds from the sale of property, plant and equipment             99            956
(Increase) decrease in other assets                             (1,281)         1,937
                                                           -----------    -----------
        Net cash used in investing activities                   (7,953)        (6,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                          1,360            142
Proceeds from issuance of long-term debt                        18,000         30,000
Proceeds from issuance of common stock                             218             --
Payments on long-term debt                                     (21,340)       (43,272)
Payments of cash dividends                                      (1,280)        (1,283)
                                                           -----------    -----------
        Net cash used in financing activities                   (3,042)       (14,413)

Increase in cash and cash equivalents                           17,216          1,821
Cash and cash equivalents, beginning of period                   2,176          2,944
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $    19,392    $     4,765
                                                           -----------    -----------
                                                           -----------    -----------
Supplemental disclosure of cash flow information
Cash paid for:
  Interest                                                 $     3,097    $     1,983
  Income taxes                                             $       817    $     1,171

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       HAGGAR CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and nine months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended June 30, 1998 and 1997, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 1998, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 29.8% and 25.0% of the Company's net sales for the three months ended June 30, 1998 and 1997, respectively. The same customer accounted for 31.3% and 27.1% of the Company's net sales for the nine months ended June 30, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of its customers financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 1998, and September 30, 1997 (in thousands):

                                      June 30,      September 30,
                                        1998            1997
                                      --------      -------------
            Piece goods               $ 11,017        $ 17,455
            Trimmings & supplies         3,284           3,841
            Work-in-process             13,369          16,162
            Finished garments           72,590          67,784
                                      --------        --------
                                      $100,260        $105,242
                                      --------        --------
                                      --------        --------

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT.

Long-term debt consisted of the following at June 30, 1998, and September 30, 1997 (in thousands):

                                                June 30,  September 30,
                                                 1998         1997
                                                --------  -------------
    Borrowings under revolving
      credit line                               $    --      $ 3,000

    Industrial Development Revenue
      Bonds with interest at a rate equal
      to that of high-quality, short-term,
      tax-exempt obligations, as defined
      (3.60% at June 30, 1998),
      payable in annual installments of
      $100, and a final payment of
      $2,000 in 2005, secured by
      certain buildings and equipment             2,700        2,800
    Senior Notes Payable                         25,000       25,000
    Other                                         1,090        1,330
                                                -------      -------
                                                 28,790       32,130
    Less - Current portion                        3,671          330
                                                -------      -------
                                                $25,119      $31,800
                                                -------      -------
                                                -------      -------

As of June 30, 1998, the Company had a $100,000,000 revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had no borrowings outstanding under the credit line and available borrowing capacity was approximately $84,000,000 under this Agreement at June 30, 1998. The Company incurred approximately $130,000 in commitment fees related to the available borrowing capacity during the nine month period ended June 30, 1998. The interest rates for the nine month period ended June 30, 1998, ranged from 6.63% to 8.50% and the weighted average interest rate for the quarter and nine month period was 6.25% and 8.50%, respectively. The agreement was amended and extended during the quarter to extend the facility to June 30, 2001, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivable and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Haggar Clothing Co. (the Company's main operating subsidiary) to maintain tangible net worth, as defined, in excess of $151,000,000 and $55,000,000, respectively, as of June 30, 1998. The agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

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

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT.

SFAS No. 128, "Earnings Per Share", issued in February 1997, mandates a change in the methodology for calculating earnings per share. The Company implemented the provisions of SFAS No. 128 in the first quarter of fiscal 1998. All periods prior to October 1, 1997, have been restated to conform with the standards of SFAS No. 128.

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

Options to purchase 220,999 common shares at prices ranging from $15.88 to $23.00 were not dilutive and were outstanding for the three and nine months ended June 30, 1998. Options to purchase 782,400 and 776,400 common shares at prices ranging from $16.50 to $37.88 were not dilutive and were outstanding for the three and nine months ended June 30, 1997. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (unaudited, in thousands, except per share data):

                                               Three Months Ended       Nine Months Ended
                                                     June 30,                June 30,
                                               -------------------      -----------------
                                                1998         1997        1998       1997
                                               ------      -------      ------     ------
Net income (loss) to common stockholders       $1,231      $(1,926)     $3,535     $ (103)

Weighted average common shares outstanding      8,567        8,551       8,567      8,551

Shares equivalents, due to stock options           40            1          20          1
                                               ------      -------      ------     ------
                                                8,607        8,552       8,587      8,552
                                               ------      -------      ------     ------
                                               ------      -------      ------     ------

Net Income (loss) per share - Diluted           $0.14         (.23)      $0.41       (.01)
                                               ------      -------      ------     ------
                                               ------      -------      ------     ------

SUBSEQUENT EVENTS.

Subsequent to June 30, 1998, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 3, 1998. The dividend of approximately $428,000 will be paid on August 17, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

RESULTS OF OPERATIONS

The Company's third quarter of fiscal 1998 net income to common stockholders of $1.2 million compares to a net loss of $1.9 million in the third quarter of fiscal 1997. Net income to common stockholders for the nine months ended June 30, 1998, was $3.5 million compared to a net loss of $0.1 million for the nine months ended June 30, 1997. The increase in net income is primarily the result of increased gross profit and decreased selling, general, and administrative expenses during the three and nine months ended June 30, 1998, as compared to the three and nine months ended June 30, 1997.

Net sales for the third quarter ended June 30, 1998, increased 2.5% to $90.2 million from $88.0 million for the third quarter of fiscal 1997. The increase in net sales for the third quarter of fiscal 1998 is the result of a 5.6% increase in unit sales, offset by a 3.1% decrease in the average sales price. Net sales for the nine months ended June 30, 1998, decreased 1.2% to $287.3 million compared to $290.8 million in the prior fiscal year. The decrease in the first nine months of fiscal 1998 is the result of a 2.9% decrease in unit sales, offset by a 1.7% increase in the average sales price.

Gross profit as a percentage of net sales increased to 31.7% in the third quarter of fiscal 1998 compared to 27.8% in the third quarter of the prior fiscal year. Gross profit as a percentage of net sales for the first nine months of fiscal 1998 increased to 30.9% compared to 28.8% in the first nine months of fiscal 1997. The increase in gross profit is primarily the result of lower manufacturing costs and fewer inventory markdowns in fiscal 1998.

Selling, general and administrative expenses as a percentage of net sales decreased to 29.6% in the third quarter of fiscal 1998 compared to 31.3% in the third quarter of fiscal 1997. Shipping, distribution, marketing and other administrative costs decreased approximately $1.8 million which were offset by an increase of $0.9 million in expenses related to the opening as operations of new retail stores. At the end of the third quarter June 30, 1998, 52 retail stores were open and operational as compared to 40 stores at the end of the same period one year ago. For the nine months ended June 30, 1998, selling, general and administrative expenses as a percentage of net sales remained constant at 28.8% compared to the first nine months of the prior fiscal year.

For the nine month period ended June 30, 1998, other income is $0.7 million compared to other income of $1.3 million for the same period during fiscal 1997. In the second quarter of fiscal 1997, a gain of $0.4 million from the sale of two properties and a gain of $0.5 million from the dissolution of a United Kingdom joint venture were recognized. These transactions are the primary reasons for the decrease in other income for the nine months ended June 30, 1998.

Income tax expense for the third quarter of fiscal 1998, as a percentage of income before provision for income taxes, was 38.3% compared to a 40.1% benefit in the third quarter of fiscal 1997. For the nine months ended June 30, 1998, the income tax provision as a percentage of net income before provision for income taxes is 38.5% compared to a 40.1% benefit in the first nine months of 1997. The effective tax rates for both the third quarter and the nine months of fiscal 1998 and 1997 differ between periods and from the statutory rate because of certain permanent tax differences and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $25.3 million to $45.7 million at June 30, 1998 from $71.0 million at September 30, 1997. This decrease in trade accounts receivable is mainly the result of seasonal reductions.

Inventories as of June 30, 1998, decreased to $100.3 million from $105.2 million at September 30, 1997. The continued decrease in inventory levels reflect the Company's ongoing efforts to maintain adequate inventory levels.

The Company's ongoing external financing needs are met through an unsecured revolving credit facility with certain banks. The Agreement provides the Company with a $100.0 million line of credit. The amount available under the Agreement is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Agreement. The facility will mature June 30, 2001, with a one year renewal at the option of the bank. As of June 30, 1998, the Company had no borrowings outstanding under the Agreement and had available borrowing capacity of approximately $84 million.

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

The Company's Haggar UK subsidiary maintains a $4.0 million line of credit with a bank in the United Kingdom to fund operating activities. As of June 30, 1998, the subsidiary had approximately $3.7 million outstanding under this line of credit. The line of credit is collateralized by an approximate $4.0 million letter of credit from the Company and is payable upon demand. Interest under the line of credit is payable at 1% above the bank's base rate.

For the nine months ended June 30, 1998, the Company provided cash from operating activities of approximately $28.2 million primarily as a result of a $25.3 million decrease in accounts receivable due to seasonal reductions. For the nine months ended June 30, 1997 the Company provided cash from operating activities of approximately $22.4 million primarily as a result of a decrease in accounts receivable of $28.7 million. For the nine months ended June 30, 1998, the Company used cash flows in investing activities of $7.9 million, primarily to purchase property, plant and equipment. For the nine months ended June 30, 1997, the Company used approximately $6.2 million in investing activities primarily to purchase property, plant and equipment, partially offset by a decrease in other assets of approximately $1.9 million. For the nine months ending June 30, 1998, cash flows used in financing activities were primarily the result of a $3.3 million net decrease in long-term debt. Comparatively, cash flows used in financing activities for the nine months ended June 30, 1997, were primarily the result of a $13.3 million net decrease in long-term debt.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

YEAR 2000 CONSIDERATIONS

Many computerized systems contain software or microprocessors with date functions that use only the last two digits of a date to refer to a year and, therefore, may not properly recognize dates in the year 2000 and after. Unless corrected, these systems could fail or produce erroneous results for years after 1999. The Company continues to assess the impact of these year 2000 issues on its operations.

The Company has appointed a full-time project manager to coordinate the assessment and remediation of year 2000 issues affecting the Company. The Company's ongoing assessment of year 2000 issues includes analysis of the ability of its computer hardware, software programs and microprocessing systems to function properly in the year 2000 and beyond. The Company's assessment also includes written communications with the Company's suppliers and customers to determine the status of their compliance programs and the potential impact on the Company of their failure to be year 2000 compliant. During the fourth quarter of fiscal 1998, the Company expects to review a preliminary assessment of its year 2000 readiness and approve a schedule for resolving remaining year 2000 issues.

The costs to address year 2000 issues have not been material to the Company's results of operations to date and are not presently anticipated to be material in the future. However, there can be no assurance that the Company will not incur significant unforeseen costs in connection with its year 2000 compliance. Further, although the Company presently expects timely completion of its year 2000 readiness program, there can be no assurance that all of the computerized systems of the Company, its suppliers and its customers will be rendered fully year 2000 compliant in a timely manner. The Company has not yet established a contingency plan for addressing year 2000 computer failures or determined whether a contingency plan is appropriate. The failure of the Company, its suppliers or its customers to timely resolve all year 2000 issues could have a material adverse impact on the future business, results of operations and financial condition of the Company.

FORWARD LOOKING STATEMENTS

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

PART II.  OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibit 10 Fourth Amendment to First Amended and Restated Credit Agreement dated June 30, 1998, between the Company and Chase Bank of Texas, as agent for a bank syndicate.

     (b)  Exhibit 27 Financial Data Schedule

     (c) Exhibit 27.1 Restated Financial Data Schedule for the quarterly period ended June 30, 1997

     (d) No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Haggar Corp.,


Date: August 14, 1998                  By: /s/ David M. Tehle
                                          ----------------------------------
                                          David M. Tehle
                                          Executive Vice President
                                          Chief Financial Officer

                                          Signed on behalf of the
                                          registrant and as principal
                                          financial officer.