Form 10-K
period 1998-09-30
HAGGAR CORP
filed 1998-12-21
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                               WHICH REGISTERED
---------------------------                     -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 15, 1998 there were 7,638,693 shares of common stock outstanding. The aggregate market value of the 7,090,675 shares of the common stock of Haggar Corp. held by nonaffiliates on such date (based on the closing price of these shares on the Nasdaq National Market System) was approximately $85,088,100.

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

The Company's products are sold primarily through approximately 7,000 retail stores operated by its customers, which include major department stores, specialty stores and mass market retailers throughout the United States. The Company offers its premium apparel products under the Haggar-Registered Trademark- brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The Horizon Group. The Company owns several other trademarks under which it markets or has marketed its products. In addition, the Company's specialty label division offers retailers quality products bearing the retailer's own label.

In 1995, as part of its strategic growth objectives, the Company began opening and operating retail stores located in outlet malls throughout the United States. As of September 30, 1998, the Company had opened 53 such stores which market first quality Company products to the general public. These stores also serve as a retail-marketing laboratory for the Company.

The Company was established in 1926 by J. M. Haggar, Sr., and has built its reputation by offering high quality, ready-to-wear men's apparel at affordable prices through innovations in product design, marketing and customer service. Haggar Clothing Co. is the primary operating subsidiary. Both Haggar Corp. and Haggar Clothing Co. are incorporated in Nevada.

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

A significant portion of the Company's apparel lines consists of basic, recurring styles, which the Company believes are less susceptible to "fashion markdowns", as compared with higher fashion apparel lines. Thus, while the Company strives to offer current fashions and styles, the bulk of its product lines change relatively little from year to year. This consistency in product lines enables the Company to operate on a cost-efficient basis and to more accurately forecast the demand for particular products.

HAGGAR-Registered Trademark-. The Company's Haggar-Registered Trademark-brands represented 76.9% of total apparel sales in fiscal 1998. These brands receive widespread recognition among United States consumers for high quality, affordable men's apparel. The full range of products offered by the Company is marketed under these brands, including dress and casual pants, sportcoats, suits, shirts and shorts. The Company has developed specific product lines under these brands, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company's traditional strength in men's dress apparel. Examples of these lines include Haggar Wrinkle-Free Cottons-Registered Trademark-, City Casuals-TM- and Haggar Black Label-TM-. Haggar Wrinkle-Free Cottons-Registered Trademark- offer all the comfort features of 100% cotton pants and maintain their neat appearance, without the need for ironing or dry cleaning. City Casuals-TM- and Haggar Black Label-TM- are fashionable lines of coordinated coats, vests, pants and shirts designed to meet the need for "business casual" and high quality casual assortments. The Haggar brand is also licensed to manufacturers of related apparel in categories outside the core product lines of the Company.

Haggar branded products are sold nationwide primarily in major department stores, including J.C. Penney, May Company Department Stores, Federated Department Stores, Mervyn's California, Belk Department Stores and Kohl's Department Stores. The Company also markets its Haggar branded men's clothing through its own retail stores located in outlet malls throughout the United States.

THE HORIZON GROUP. The Company's mass retailer division, The Horizon Group, markets products including dress pants, casual pants, shorts, suits, sportcoats and shirts. These products, which are offered at lower price points than Haggar brand products, are generally sold to mass market retailers, such as Wal-Mart.

In addition to manufacturing products under its own labels, the Company also manufactures men's apparel for certain of its customers under the individual store's proprietary label. The Company's specialty label products are primarily sold to major department stores, including J.C. Penney.

INTRODUCTION OF NEW PRODUCTS.

The Company is emphasizing the introduction of new products in order to capitalize on its brand name recognition and retailer relationships. While the Company has offered casual products in the past, it has increased its efforts in this category through aggressive marketing and expansion of its lines of Haggar Wrinkle-Free Cottons-Registered Trademark-, City Casuals-TM-, Black Label-TM-and Cotton Flex-TM- products. In 1998, the company introduced its Fade
Free-TM- Khakis, and continues to develop new products. The Company continues to emphasize its lines of shirts designed to complement its pant product lines. While there is substantial competition in these markets, the Company believes that it is well positioned to take advantage of market opportunities.

DEPENDENCE ON KEY CUSTOMERS.

The number of major apparel retailers has decreased in recent years, and the retail apparel industry continues to undergo consolidation. The Company's five largest customers accounted for 57.4%, 54.0%, and 55.2% of net sales during the fiscal years ending September 30, 1998, 1997 and 1996, respectively. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 27.9%, 27.3%, and 26.3% of the Company's net sales during the fiscal years ending September 30, 1998, 1997 and 1996, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 10.4%, 7.1% and 6.0% of the Company's net sales during the fiscal years ending September 30, 1998, 1997 and 1996, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's largest customers could have a material adverse effect on the Company's results of operations. The Company has no long-term commitments or contracts with any of its customers.

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

The principal elements of competition in the apparel industry include style, quality and price of products, brand loyalty, customer service and advertising. The Company's product innovations and value-added services such as floor-ready merchandise, electronic data interchange, fixturing and concept shops position it to compete as a market leader. The Company also believes that its brand recognition, merchandise with relatively low vulnerability to changing fashion trends and affordable pricing enhance its competitive position in the apparel industry. Additionally, it feels its national advertising campaign promotes consumer demand for its products and enhances its brand and Company image.

DESIGN AND MANUFACTURING.

With limited exceptions, products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

During fiscal 1998, approximately 12% of the Company's products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for all of its domestic-made products. A portion of all product lines manufactured by the Company is produced domestically with the exception of shirts and vests. Approximately 25% of the Company's foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining 75% manufactured by unaffiliated companies in the Far East, Asia, South America, Central America, Mexico and the Dominican Republic.

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

RAW MATERIALS.

Raw materials used in manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton and wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases such items as buttons, thread, zippers and trim from a large number of other suppliers. Ten vendors supplied approximately 58% of the Company's fabric and trim requirements during the fiscal year ended September 30, 1998. The Company has no long-term contracts with any of its suppliers, but does not anticipate substantial shortages of raw materials in 1999.

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

The Company seeks to capitalize on consumer recognition and acceptance of the Haggar-Registered Trademark- brands by licensing, both domestically and internationally, the use of these trademarks on a variety of products. Typically, the licensee's agreement with the Company gives it the right to produce, market and sell specified products in a particular country or region under one or more of the Company's trademarks. For example, the Company has granted exclusive domestic licenses to unaffiliated manufacturers for the production and marketing of men's leather goods, neckwear, sweaters, hosiery, dress shirts and outerwear under the Haggar-Registered Trademark-.

SEASONALITY.

In recent history, the Company has had some seasonality with higher sales and income in its first and fourth quarters, which is prior to and during the selling season for fall merchandise. (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality).

BACKLOG.

A substantial portion of the Company's net sales is based on orders for immediate delivery, or so-called "soft-planning orders," submitted by apparel retailers (which do not constitute purchase commitments). An analysis of backlog is not, therefore, necessarily indicative of future net sales. Retailers' use of such soft-planning orders increases the difficulty of forecasting demand for the Company's products.

EMPLOYEES.

The Company employs approximately 2,344 persons domestically and 1,635 persons in foreign countries. In 1998, approximately 2,710 employees were engaged in manufacturing operations, and the remainder were employed in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities. None of its domestic employees are covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements covering its foreign employees, applicable labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

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

ITEM 2.   PROPERTIES

The Company's principal executive offices are located at 6113 Lemmon Avenue, Dallas, Texas 75209. The general location, use, approximate size and information with respect to the ownership or lease of the Company's principal properties currently in use are set forth below:

                                                           Approximate      Owned/       Lease
          Location                        Use             Square Footage    Leased     Expiration
          ----------------------------------------------------------------------------------------
          Dallas, Texas               Headquarters            443,000       Owned
          Dallas, Texas               Warehouse               157,000       Leased     1998
          Fort Worth, Texas           Warehouse
                                           & Distribution     660,000       Owned
          Weslaco, Texas              Fabric Cutting          115,000       Owned
          Weslaco, Texas(1)           Excess Facility          95,000       Leased     1999
          Weslaco, Texas              Warehouse               137,000       Owned
          Edinburg, Texas             Fabric Cutting &
                                           Manufacturing      121,000       Owned
          Leon, Mexico                Manufacturing            39,000       Owned
          La Romana, Dom. Rep.        Manufacturing            41,000       Leased     2001
          Higuey, Dom. Rep.           Manufacturing            13,000       Leased     2011
          Robstown (1)                Excess Facility          68,000       Owned
          Oklahoma City (1)           Excess Facility          95,000       Leased     2001
          Various (53 locations) (2)  Retail Sales            160,000       Leased     2000 - 2003

          (1) These properties were previously used by the Company as manufacturing plants but are no longer utilized by the Company. The Company is profitably subleasing the property in Oklahoma City, Oklahoma, to the U.S. Postal Service.

          (2) These properties are the Company's 52 retail stores located in outlet malls throughout the United States and one outlet store which sells a combination of retail and second quality products at its headquarters in Dallas. The retail stores range in size from approximately 2,700 to 10,000 square feet.

All of the properties owned by the Company are free from material encumbrances, except the Company's fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $2.7 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

Future manufacturing needs are anticipated to be met through owned facilities and through the use of outside contractors. The Company's Customer Service Center ("CSC") in Fort Worth, Texas, is expected to meet the Company's distribution requirements for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

The Company has been named as a defendant in several legal actions arising from its normal business activities, including actions brought by certain terminated employees. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the claims and damages alleged, the progress of the litigation to date, and past experience with similar litigation leads the Company to believe that any liability resulting from these actions will not individually or collectively have a material adverse effect on the financial condition of the Company.

In addition, the Company has been named as a defendant in two legal actions arising out of the collapse of the roof of the Company's warehouse during a severe storm in May 1995. Although the amount of any liability that could arise with respect to such actions cannot be accurately predicted, the Company does not believe any such liability will have a material adverse effect on the financial position of the Company.

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

              1998                                            FISCAL QUARTER
                            -----------------------------------------------------------------------------------
                                    1st                  2nd                  3rd                  4th
                            -------------------- -------------------- -------------------- --------------------
              High                18                   16 1/4                16 5/8              13 1/8
              Low                 13 1/4               12 1/8                12 1/2              10 3/16
              Dividend            $0.05                $0.05                 $0.05               $0.05


              1997                                            FISCAL QUARTER
                            -----------------------------------------------------------------------------------
                                    1st                  2nd                  3rd                  4th
                            -------------------- -------------------- -------------------- --------------------
              High                18 3/4               17 3/4                15                  15 1/2
              Low                 14 1/2               11 7/8                11 1/2              11 5/8
              Dividend            $0.05                $0.05                 $0.05               $0.05


As of December 15, 1998, the Company had approximately 198 stockholders of record and approximately 3,003 beneficial owners.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial information below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended September 30, 1998, is derived from financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                      Year Ended September 30,
                                                1998            1997           1996            1995            1994
                                            -----------     -----------     -----------     -----------     -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales                                   $   402,475     $   406,030     $   437,942     $   448,532     $   491,235
Cost of goods sold                              277,713         287,434         315,351         324,699         345,846
Restructuring charge (1)                              -               -           8,680           1,244               -
                                            -----------     -----------     -----------     -----------     -----------
Gross profit                                    124,762         118,596         113,911         122,589         145,389
Selling, general and administrative
     expenses                                  (112,296)       (113,061)       (113,037)       (110,432)       (106,258)
Restructuring charge (1)                              -               -          (5,320)              -               -
Gain from storm damage (2)                            -               -           1,140           4,807               -
Royalty income                                    2,878           2,076           2,630           3,049           2,655
                                            -----------     -----------     -----------     -----------     -----------
Operating income (loss)                          15,344           7,611            (676)         20,013          41,786
Other income, net                                 1,094           1,954           1,563             786           1,510
Interest expense                                 (3,452)         (3,525)         (4,293)         (4,995)         (1,273)
                                            -----------     -----------     -----------     -----------     -----------
Income (loss) from operations before
     provision for income taxes                  12,986           6,040          (3,406)         15,804          42,023
Provision (benefit) for income taxes              4,962           2,297            (986)          5,995          16,342
                                            -----------     -----------     -----------     -----------     -----------
Net income (loss)                           $     8,024     $     3,743     $    (2,420)    $     9,809     $    25,681
                                            -----------     -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------     -----------
Net income (loss) per common share
     on a diluted basis                     $     0. 94     $      0.44     $     (0.28)    $      1.14     $      2.95
     on a basic basis                       $     0. 94     $      0.44     $     (0.28)    $      1.15     $      3.00
Cash dividends declared per common share    $     0. 20     $      0.20     $      0.20     $      0.20     $      0.20

Weighted average number of common shares
     on a diluted basis                           8,545           8,555           8,552           8,623           8,700
     on a basic basis                             8,545           8,555           8,552           8,549           8,544

BALANCE SHEET DATA (AT PERIOD END):

Working capital                             $   123,754     $   126,554     $   136,172     $   178,849     $   130,644
Total assets                                    251,975         262,053         278,334         315,352         257,298
Long-term debt                                   24,937          31,800          42,112          78,585          15,032
Stockholders' equity                            165,475         164,514         162,482         166,406         158,002

(1) During fiscal year 1996, the Company decided to restructure its worldwide manufacturing capacity, which resulted in a $14.0 million nonrecurring charge. During fiscal year 1995, the Company elected to close certain operating plants, which resulted in a $1.2 million nonrecurring charge.

(2) During fiscal year 1995, the Company recognized a gain from the recording of an insurance claim, net of direct costs, arising out of damage to the Company's main distribution center caused by a severe thunderstorm on May 5, 1995. During fiscal 1996, the Company recognized an additional $1.1 million gain from storm damage as a result of collections of insurance proceeds in excess of the fiscal 1995 recorded receivable.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial data expressed as a percentage of net sales for each of the fiscal years ended September 30, 1998, 1997 and 1996.

                                                                 Year Ended September 30,
                                                        1998              1997              1996
                                                      -------           -------           -------
              Net sales                                 100.0 %           100.0 %           100.0 %
              Cost of goods sold                        (69.0)            (70.8)            (72.0)
              Restructuring charge                          -                 -              (2.0)
                                                      -------           -------           -------
              Gross profit                               31.0              29.2              26.0
              Selling, general and
                  administrative expenses               (27.9)            (27.8)            (25.8)
              Restructuring charge                        -                 -                (1.2)
              Gain from storm damage                      -                 -                 0.2
              Royalty income                              0.7               0.5               0.6
                                                      -------           -------           -------
              Operating income (loss)                     3.8               1.9              (0.2)
              Other income, net                           0.3               0.5               0.4
              Interest expense                           (0.9)             (0.9)             (1.0)
                                                      -------           -------           -------
              Income (loss) from operations
                  before provision (benefit)
                  for income taxes                        3.2               1.5              (0.8)
             Provision (benefit) for taxes                1.2               0.6              (0.2)
                                                      -------           -------           -------
            Net income (loss)                             2.0 %             0.9%             (0.6)%
                                                      -------           -------           -------
                                                      -------           -------           -------

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales decreased 0.9% to $402.5 million in fiscal 1998 compared to net sales of $406.0 million in fiscal year 1997. The decrease in net sales during fiscal 1998 reflects a 1.2% decrease in unit sales and 0.2% decrease in average sales price. Net sales for 1998 decreased from the 1997 level mainly due to soft sales at retail resulting from a consolidating retail environment as well as a reduction in the sales of sportcoats and suits.

Gross profit as a percent of net sales increased to 31.0% in 1998 compared to 29.2% in 1997. The increase in gross profit is primarily the result of an improved manufacturing mix between products manufactured domestically and products manufactured internationally and fewer markdowns to inventory.

Selling, general and administrative expenses as a percent of net sales remained relatively stable at 27.9% in fiscal 1998 compared to 27.8% in fiscal 1997. However, actual selling, general and administrative expenses decreased to $112.3 million in 1998 from $113.1 million for 1997. The $0.8 million decrease in selling, general and administrative expenses during fiscal 1998 was primarily the cumulative result of (i) an increase of approximately $3.9 million in expenses related to the opening and operations of 11 new retail stores during fiscal 1998 and a full year of operations for 13 stores opened in fiscal 1997,
(ii) a decrease of approximately $3.7 million in shipping and labor costs resulting from increased efficiencies at the CSC and (iii) decreased selling expenses of $1.0 million due to the decrease in net sales.

The Company is in the process of negotiating leases for 15 new retail stores to be opened in fiscal 1999. The Company intends to continue to evaluate the growth potential for retail outlet malls and may open additional retail stores as opportunities arise.

Other income, net decreased to $1.1 million in fiscal 1998 from $2.0 million in fiscal in 1997, primarily as the result of a $1.0 million gain recorded in 1997 from the dissolution of the Company's joint venture in the United Kingdom with Coats Viyella Plc.

Royalty income increased to $2.9 million in fiscal 1998 compared to $2.1 million in 1997. The increase relates primarily to stronger sales of shirts and leather goods by domestic licensees, as well as stronger sales by our international licensees in Mexico and Canada.

FISCAL 1997 COMPARED TO FISCAL 1996.

Net sales decreased 7.3% to $406.0 million in fiscal 1997 compared to net sales of $437.9 million in fiscal 1996. The decrease in net sales during fiscal 1997 reflects a 9.9% decrease in unit sales offset by a 2.4% increase in average sales price. Net sales for 1997 decreased from the 1996 level mainly due to two major product conversions for two of the Company's more significant customers. Net sales were also less than expectations in 1997 as a result of shipping difficulties during the implementation of a new order fulfillment system. The order fulfillment system is currently operating as intended.

Gross profit as a percent of net sales increased to 29.2% in 1997 compared to 26.0% in 1996. The increase in gross profit as a percent of net sales was due in part to a reduction in manufacturing costs as a result of the consolidation of manufacturing operations completed in 1997.

Selling, general and administrative expenses as a percent of net sales increased to 27.8% in fiscal 1997 from 25.8% in fiscal 1996. Actual selling, general and administrative expenses remained constant at $113.0 million for 1997 and 1996. The primary reasons for the consistency in selling, general and administrative expenses during fiscal 1997 was primarily the cumulative result of (i) an increase in depreciation expense of approximately $2.6 million related to the CSC, (ii) a decrease of approximately $7.2 million in distribution costs in 1997 (startup labor cost for placing the CSC in operation in 1996 did not reoccur in 1997), (iii) severance costs of $2.4 million resulting from a reorganization of the Company's sales force and a reduction in corporate personnel, (iv) a decrease of $2.3 million in commissions due to decreased sales, and (v) an increase of approximately $4.4 million in expenses related to the opening and operations of 11 new retail stores during fiscal 1997 and a full year of operations for 20 stores opened in fiscal 1996.

Other income increased in fiscal 1997 to $2.0 million from $1.6 million in fiscal 1996, primarily as the result of an approximate $1.0 million recovery of historical losses from the dissolution of the Company's joint venture in the United Kingdom with Coats Viyella.

INCOME TAXES.

The Company's income tax provision, as a percent of income from operations before income tax, was 38.2% in fiscal 1998. Comparatively, the Company's income tax provision/benefit, as a percent of income/loss from operations before income tax, was 38.0% and 28.9% in fiscal 1997 and 1996, respectively. For fiscal 1998, 1997 and 1996, the effective income tax rates differed from the statutory rates because of state income taxes, tax credits utilized and certain permanent tax differences.

SEASONALITY.

In recent history, the Company has had some seasonality with slightly higher sales and income in the first and fourth quarters, which is prior to and during the selling season for fall merchandise, which reflects the buying patterns of the Company's customers. The following table presents certain data for each of the Company's last twelve fiscal quarters. The quarterly data is unaudited, but gives effect to all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management of the Company, to present fairly the data for such periods (in thousands, except per share data).

                                                                      First      Second      Third     Fourth
                                                                     Quarter     Quarter    Quarter    Quarter
                                                                     --------   --------   --------   --------
                                                                                   (1)                   (2)

         Net sales                                            1998   $102,471   $ 94,683   $ 90,192   $115,129
                                                              1997    104,157     98,608     87,996    115,269
                                                              1996     98,418    110,840    103,769    124,915

         Gross profit                                         1998   $ 30,913   $ 29,414   $ 28,615   $ 35,820
                                                              1997     30,738     28,424     24,504     34,930
                                                              1996     27,084     30,100     28,933     27,794

         Selling general and administrative expenses          1998   $ 28,931   $ 27,258   $ 26,687   $ 29,420
                                                              1997     27,797     28,485     27,550     29,229
                                                              1996     26,629     26,999     26,667     32,742


         Income (loss) before income taxes                    1998   $  1,838   $  1,917   $  1,996   $  7,235
                                                              1997      2,295        746     (3,213)     6,212
                                                              1996      1,614      2,553      1,762     (9,335)

         Net income (loss)                                    1998   $  1,130   $  1,175   $  1,231   $  4,488
                                                              1997      1,383        440     (1,926)     3,846
                                                              1996      1,004      1,584      1,082     (6,090)

         Net income (loss) per common share and               1998   $   0.13   $   0.14    $  0.14   $   0.53
             common share equivalent                          1997       0.16       0.06      (0.23)      0.45
             on a basic and diluted basis                     1996       0.12       0.19       0.13      (0.71)

        (1) In the second quarter of fiscal 1997, the Company had decreased sales due to product conversions and to shipment delays as a result of problems encountered during the implementation of an upgraded customer service, order processing and billing software system.

        (2) During the fourth quarter of fiscal 1996, the Company recorded restructuring charges of $14.0 million related to the decision to restructure its manufacturing capacity through consolidation of three Texas sewing facilities into one operation. The restructuring charges were $8.7 million included as a component of cost of sales and $5.3 million included as operating expenses.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk as all of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors related to the credit risk of specific customers, historical trends and other information. The Company maintained the days sales outstanding at 43 days for fiscal 1998 and 1997.

Inventories at the end of fiscal 1998 decreased to $92.2 million from $105.2 million at the end of fiscal 1997. The reduction in inventory levels during fiscal 1998 reflects the Company's ongoing efforts to manage inventory.

The Company's external financing needs are met through an unsecured revolving credit facility (the "Facility") with certain banks. The Facility provides the Company with a $100.0 million line of credit. The amount available under the Facility is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Facility. During fiscal 1998, the Company amended the Facility to extend the expiration date to June 30, 2001. As of September 30, 1998, the Company had no outstanding balance under the Facility and had a borrowing capacity of $89.2 million.

The Company's UK subsidiary, Haggar Apparel, LTD maintains a $4.2 million line of credit with a bank in the United Kingdom to fund its operating activities. At September 30, 1998, approximately $3.5 million was outstanding under this line of credit. The line of credit has been partially collateralized by a $4.2 million letter of credit from the Company and is payable upon demand. Interest under the line is payable at 1% above the bank's base rate.

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

The Company provided cash from operating activities for the fiscal year ended September 30, 1998, of $37.0 million, primarily as a result of the reduction in inventory of $13.0 million and accounts receivables by $7.4 million. The Company used cash in investing activities of $9.6 million during fiscal 1998, the result of purchases of property, plant, and equipment of $10.2 million primarily in conjunction with the opening of retail stores during the fiscal year. Cash flows used in financing activities of $9.3 million for the 1998 fiscal year were primarily the result of a net reduction in long-term debt of $3.3 million and the purchase of $5.6 million in treasury stock. By comparison, the Company provided cash from operating activities of $23.4 million for the fiscal year ended September 30, 1997, primarily as a result of the reduction in inventory of $11.1 million. The Company used cash in investing activities of $12.3 million during fiscal 1997, the result of purchases of property, plant, and equipment of $15.0 million (primarily in conjunction with the opening of retail stores during the fiscal year). Cash flows used in financing activities of $11.9 million for the 1997 fiscal year were primarily the result of a net reduction in long-term debt of $10.5 million.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

Inflation did not materially impact the Company in 1998, 1997, or 1996.

NEW ACCOUNTING STANDARDS.

The Company will adopt the provisions of SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information," in fiscal 1999. SFAS No. 131 requires the Company to disclose certain information about segments whose operating results are regularly reviewed by the Company's chief operating decision maker and for which discrete financial information is available. Certain qualitative and quantitative aggregation criteria are used to determine which segments should be reported.

The Company will adopt the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the first quarter of fiscal 1999. SFAS No. 132 requires the Company to standardize certain disclosures and include additional information on changes in benefit obligations and fair values of plan assets. Had the Company adopted SFAS No. 132 this year, there would have been no material affect to the financial statements for the years ended September 30, 1998, 1997, and 1996.

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not utilize derivative instruments nor does it perform hedging activities as defined in the new pronouncement. The Company will adopt this new accounting standard in fiscal 2000. Had the Company adopted SFAS No. 133 this year, there would have been no material affect to the financial statements for the years ended September 30, 1998, 1997, and 1996.

YEAR 2000.

GENERAL

The Year 2000 issue concerns the inability of information technology (IT) and non-information technology systems and processes to properly recognize and process date-sensitive information before, during, and after December 31, 1999. The Company presently expects that its core operations and essential functions will be ready for the Year 2000 transition. The Company has appointed a full-time project manager to coordinate the assessment and remediation of Year 2000 issues affecting the Company. The Company addressed the problem by creating a Year 2000 plan that was developed using a bottom-up planning approach, which includes all business units and physical facilities. The Company's Year 2000 plan focuses on both IT and non-IT systems and processes, including: 1) applications software programs that run the Company's primary business systems; 2) hardware/PC software such as LANs, servers, personal computers (including operating systems and PC based software applications), telecommunications, and office equipment; 3) engineering systems which include manufacturing and lab equipment; and 4) facility systems that support physical infrastructure. The Company is also communicating with all of its customers, vendors and licensees regarding the status of their Year 2000 compliance programs.

USE OF STEERING COMMITTEE

The Company's Year 2000 program includes a steering committee comprised of members from various functional groups. The committee was established to provide an oversight and control function that reviews and evaluates the progress of the Year 2000 program.

STATE OF READINESS

The Company's Year 2000 program has company-wide implications, which requires efforts from 22 project leaders managing 68 different projects. The Year 2000 program classifies the IT and non-IT systems into critical, priority, required and desirable categories. The critical category is defined as systems that must be in place at the turn of the century or business will be severely affected, such as the manufacturing and distribution systems and the retail point of sale system. The priority category includes systems that the Company can do without for only a few days such as telephones or energy management systems. A required system is defined as a system needed to remain competitive or in compliance with laws and regulations such as security systems and voice mail. The desirable systems enable employees to work more efficiently such as paging or copiers.

Overall, the Company's Year 2000 compliance program was approximately 30% complete as of November 1998, which was principally on schedule with the program plan. An evaluation of IT and non-IT systems indicates that the remediation of the applications software programs for critical systems was 54% complete, priority systems' remediation was 39% complete, and required systems' remediation was 60% complete. The remediation of desirable applications software programs is scheduled to begin in the second quarter of fiscal 1999. Altogether, applications software program projects were on schedule with an expected completion in July 1999.

The remediation of hardware/PC software was approximately 18% complete for critical systems and 24% complete for priority systems. The remediation of required systems is 30% complete and desirable hardware/PC software is scheduled to start in the second quarter of fiscal 1999. In summary, hardware/PC software projects were on schedule with intended completion by August 1999.

Remediation of critical engineering systems was 39% complete and priority systems' remediation was 9% complete. Remediation of required and desirable systems is scheduled to begin in the second quarter of fiscal 1999. Overall, engineering systems were essentially on schedule and expected to continue until December 1999 with substantially all systems' remediation completed by August 1999.

Remediation of facilities' systems was 11% complete for critical systems and 37% complete for priority systems. Remediation for required systems and desirable systems was 54% and 51% complete, respectively. Remediation of all facilities' systems is on schedule with a planned completion by July 1999.

SIGNIFICANT THIRD PARTIES

The Company understands that there are risks associated with Year 2000 issues that it cannot directly control, primarily the readiness of its key suppliers and customers. The Company's operations might be adversely affected by the failure of its significant customers or vendors to adequately address the Year 2000 problem. The Company has contacted the majority of its customers and vendors and asked for information about their plans for addressing the Year 2000. The Company has received responses from most of its key customers, and as of September 30, 1998, none of the responses indicate that there will be a significant problem. A number of the vendor responses have been received, which the Company is in the process of reviewing. The Company intends to substantially complete its assessment of key customers and vendors by the second quarter of fiscal 1999. Communications with customers and vendors will continue as more information becomes available in order to evaluate potential risks to the Company's business operations.

COST TO ADDRESS YEAR 2000 ISSUES

The Company is executing the Year 2000 program primarily with existing internal resources. The Company does not separately track the internal costs associated with the Year 2000 program, however, the principal costs are related to payroll and the associated benefits for its information systems group. Year 2000 remediation costs are expensed in the year incurred. As of September 30, 1998, the Company has incurred costs for outside consultants, hardware and software applications that are not material to the results of operations or financial condition of the Company. In addition, the Company does not expect future remediation expenditures to be material, except for the payroll and related benefits of its existing internal resources, which would have been incurred in any event. At this time, the Company does not anticipate separately tracking the costs of remediation for its existing internal resources.

No projects with any significant impact to the Company's operations have been deferred due to the Year 2000 program. The Company presently has elected to upgrade the accounting and manufacturing software, voice mail system, EDI system and network servers due to the Year 2000 issue. These upgrades would not have occurred had the Year 2000 problem not existed. The cost of the upgrades is not material to the results of operations or financial condition of the Company.

RISKS OF YEAR 2000 ISSUES

To date, the Company has no indication that the time to replace or convert any specific function or system is so great as to threaten the Company's present schedule. The Company's program and plans currently indicate compliant systems will be deployed by the end of August 1999. If the Company completes its remediation plans, then any adverse effects from the Year 2000 problem will result from circumstances outside the Company's control. As the Company cannot anticipate such circumstances now, the Company has not yet developed "most reasonably likely worst case Year 2000 scenarios." The Company, however, will begin examining potential scenarios and associated risks starting the second quarter of 1999. Scenarios might include a possible but presently unforeseen failure of key vendor or customer business processes or systems. This situation could conceivably persist for some months after the Year 2000 transition and could lead to possible revenue losses.

Although at this time the Company believes that it is adequately addressing the Year 2000 issues, there can be no assurance that the Year 2000 issues will not have a material adverse effect on its business, financial conditions or results of operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could have a materially adverse effect to the Company.

CONTINGENCY PLANS

To date, the Company has been focusing on the conversion and replacement of non-compliant systems. In the second and third quarters of fiscal 1999, the Company anticipates developing contingency plans for potential interruptions in the supply chain, transportation, and communications with customers and vendors. Some of these plans could include use of alternate vendors or product designs that do not use raw materials from non-compliant vendors, if any. The Company expects an assessment with an action plan in place by June 1999 for "reasonably likely worst case Year 2000 scenarios", if any.

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

Risks and uncertainties inherent to the Company's line of business include such factors as natural disasters, general economic conditions, the performance of the retail sector in general and the apparel industry in particular, the competitive environment, consumer acceptance of new products and the success of advertising, marketing and promotional campaigns. Additional risks and uncertainties which could cause the Company's actual results to differ from those contained in any forward-looking statements are discussed elsewhere herein.

SUBSEQUENT EVENTS (UNAUDITED).

HURRICANE GEORGES

On September 22, 1998, Hurricane Georges damaged two of the Company's leased manufacturing facilities. Both facilities are insured for damage to the building, equipment, inventory, and for business interruption. Although the total assessment of damage has not been completed, the range of loss is estimated at $4.0 to $6.0 million, substantially all of which is expected to be covered by insurance. Insurance proceeds are expected to be used to repair the roofs, fix the equipment, and cover any inventory loss. The deductibles for the insurance claims are not significant.

STOCK REPURCHASE

In August 1998, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. As of September 30, 1998, 516,000 shares of common stock had been purchased for approximately $5,570,000 and classified as treasury stock using the treasury stock cost method. Subsequent to September 30, 1998, the Company has purchased an additional 413,000 shares for approximately $4,350,000.

ACQUISITION

The Company has signed a definitive agreement to purchase all the common stock of Jerell Inc. for $37.3 million. Jerell Inc. (a Texas Corporation) is primarily engaged in the marketing of women's apparel products. The effective date of the Company's purchase is scheduled for January 1999. No results of operations for Jerell Inc. are included with the Company's results for the period ending September 30, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants, Financial Statements and Notes to Financial Statements follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Haggar Corp.:

We have audited the accompanying consolidated balance sheets of Haggar Corp. (a Nevada corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haggar Corp. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.





                                                             Arthur Andersen LLP
Dallas, Texas
October 29, 1998

                        HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Year Ended September 30,
                                                         -----------------------------------
                                                            1998         1997         1996
                                                         ---------     --------    ---------
Net sales                                                $ 402,475     $406,030    $ 437,942

Cost of goods sold                                         277,713      287,434      315,351
Restructuring charge                                             -            -        8,680
                                                         ---------     --------    ---------
      Gross profit                                         124,762      118,596      113,911

Selling, general and administrative expenses              (112,296)    (113,061)    (113,037)
Restructuring charge                                             -            -       (5,320)
Gain from storm damage                                           -            -        1,140
Royalty income                                               2,878        2,076        2,630
                                                         ---------     --------    ---------

Operating income (loss)                                     15,344        7,611         (676)

Other income, net                                            1,094        1,954        1,563

Interest expense                                            (3,452)      (3,525)      (4,293)
                                                         ---------     --------    ---------

Income (loss) from operations before provision
  (benefit) for income taxes                                12,986        6,040       (3,406)

Provision (benefit) for income taxes                         4,962        2,297         (986)
                                                         ---------     --------    ---------

Net income (loss)                                        $   8,024     $  3,743    $  (2,420)
                                                         ---------     --------    ---------
                                                         ---------     --------    ---------

Net income (loss) per share on a basic
  and diluted basis                                      $    0.94     $   0.44    $   (0.28)
                                                         ---------     --------    ---------
                                                         ---------     --------    ---------

Weighted average number of common shares
  and common share equivalents outstanding
    on a basic and diluted basis.                            8,545        8,555        8,552
                                                         ---------     --------    ---------
                                                         ---------     --------    ---------


        The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                               September 30,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                                $ 20,280     $  2,176
  Accounts receivable, net                                   63,613       70,969
  Inventories                                                92,244      105,242
  Deferred tax benefit                                        7,623       10,073
  Other current assets                                        1,557        3,833
                                                           --------     --------
      Total current assets                                  185,317      192,293

Property, plant, and equipment, net                          64,424       68,758

Other assets                                                  2,234        1,002
                                                           --------     --------
Total assets                                               $251,975     $262,053
                                                           --------     --------
                                                           --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 22,995     $ 31,871
  Accrued liabilities                                        20,299       22,747
  Accrued wages and other
    employee compensation                                     6,398        3,481
  Accrued workers' compensation                               4,564        4,948
  Short-term borrowings                                       3,453        2,362
  Current portion of long-term debt                           3,854          330
                                                           --------     --------
      Total current liabilities                              61,563       65,739

Long-term debt                                               24,937       31,800
                                                           --------     --------
      Total liabilities                                      86,500       97,539

Commitments and contingencies

Stockholders' equity:

Commonstock - par value $0.10 per share; 25,000,000
  shares authorized and 8,576,998 and 8,560,636
  shares issued in 1998 and 1997, respectively                  857          856
Additional paid-in capital                                   41,860       41,641
Retained earnings                                           128,329      122,018
                                                           --------     --------
                                                            171,046      164,515
Less - Treasury stock, 525,254 and 9,254 shares at
  cost in 1998 and 1997, respectively                        (5,571)          (1)
                                                           --------     --------
      Total stockholders' equity                            165,475      164,514
                                                           --------     --------
Total liabilities and stockholders' equity                 $251,975     $262,053
                                                           --------     --------
                                                           --------     --------

       The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               Common Stock                 Unrealized
                             ----------------   Additional    Loss on                              Total
                             $0.10 Par Value     Paid-In    Marketable   Retained   Treasury   Stockholders'
                              Shares       $     Capital    Securities   Earnings    Stock         Equity
                             ---------   ----   ----------  ----------   --------   --------   -------------
BALANCE,
  September 30, 1995         8,560,636   $856    $41,641      $(206)     $124,116   $    (1)      $166,406

Common stock
  dividends declared
  ($0.20 per share)                  -      -          -          -        (1,710)        -         (1,710)
Recovery of unrealized
  loss on marketable
  securities                         -      -          -        206             -         -            206

Net income                           -      -          -          -        (2,420)        -         (2,420)
                             ---------   ----    -------      -----      --------   -------       --------
BALANCE,
  September 30, 1996         8,560,636    856     41,641          -       119,986        (1)       162,482

Common stock
  dividends declared
  ($0.20 per share)                  -      -          -          -        (1,711)        -         (1,711)

Net income                           -      -          -          -         3,743         -          3,743
                             ---------   ----    -------      -----      --------   -------       --------

BALANCE,
  September 30, 1997         8,560,636    856     41,641          -       122,018        (1)       164,514

Common stock
  Issuance                      16,362      1        219          -             -         -            220
Common stock
  dividends declared
  ($0.20 per share)                  -      -          -          -        (1,713)        -         (1,713)
Purchase of Treasury
  Stock                              -      -          -          -             -    (5,570)        (5,570)

Net income                           -      -          -          -         8,024         -          8,024
                             ---------   ----    -------      -----      --------   -------       --------

BALANCE,
  September 30, 1998         8,576,998   $857    $41,860      $   -      $128,329   $(5,571)      $165,475
                             ---------   ----    -------      -----      --------   -------       --------
                             ---------   ----    -------      -----      --------   -------       --------


       The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                 Year Ended September 30,
                                                           ----------------------------------
                                                             1998         1997        1996
                                                           --------     --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $  8,024     $  3,743    $  (2,420)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                              12,857       11,447        6,839
  Gain on disposal of property, plant, and equipment           (205)        (480)      (1,608)
  Net loss on sale of marketable securities                       -            -          542
  Changes in assets and liabilities -
    Accounts receivable, net                                  7,356        3,587       (7,589)
    Inventories, net                                         12,998       11,114       22,551
    Insurance receivable                                          -            -       23,890
    Current deferred tax benefit                              2,450        2,337          288
    Other current assets                                      2,276         (187)         148
    Accounts payable                                         (8,876)       3,883       (3,971)
    Accrued liabilities                                      (2,448)     (11,115)       8,118
    Accrued wages and other employee compensation             2,917           34          104
    Accrued workers' compensation expense                      (384)        (947)      (1,338)
                                                           --------     --------    ---------
      Net cash provided by operating activities              36,965       23,416       45,554
                                                           --------     --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net            (10,179)     (14,989)     (16,070)
Proceeds from sale of property, plant, and
  equipment, net                                              1,861        1,085        1,695
Proceeds from the sale of marketable securities                   -            -        5,018
(Increase) decrease in other assets                          (1,232)       1,599        2,234
                                                           --------     --------    ---------
      Net cash used in investing activities                  (9,550)     (12,305)      (7,123)
                                                           --------     --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                       1,091          295          432
Purchases of treasury stock at cost                          (5,570)           -            -
Proceeds from issuance of long-term debt                     18,000       61,000      422,000
Proceeds from issuance of common stock                          220            -            -
Payments on long-term debt                                  (21,339)     (71,463)    (458,439)
Payments of cash dividends                                   (1,713)      (1,711)      (1,710)
                                                           --------     --------    ---------
      Net cash used in financing activities                  (9,311)     (11,879)     (37,717)
                                                           --------     --------    ---------

Increase (decrease) in cash and cash equivalents             18,104         (768)         714
Cash and cash equivalents, beginning of period                2,176        2,944        2,230
                                                           --------     --------    ---------
Cash and cash equivalents, end of period                   $ 20,280     $  2,176    $   2,944
                                                           --------     --------    ---------
                                                           --------     --------    ---------

Supplemental disclosure of cash flow information
Cash paid (received) for:
  Interest, net of amounts capitalized                     $  3,554     $  3,806    $   3,350
  Income taxes, net                                        $ (2,221)    $   (589)   $  (1,359)

       The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998, 1997 AND 1996

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Haggar Corp. and subsidiaries (the "Company") design, manufacture, import, and market men's apparel products including pants, shorts, suits, sportcoats, and shirts. The Company's products are sold to retail stores throughout the United States including major department stores, specialty stores and mass market retailers. The Company offers its premium apparel products under the Haggar-Registered Trademark- brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The
Horizon Group. In addition, the Company offers retailers quality products bearing the retailer's own label. The Company's Haggar Direct, Inc.
subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet malls throughout the United States.
The Company's foreign operations are conducted through Haggar Apparel, Limited, which markets the Company's branded products in Europe.
Additionally, the Company derives royalty income from the use of its Haggar-Registered Trademark- trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Texas, Mexico and the Dominican Republic.

The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. ("Clothing Co."), which is the main operating subsidiary, Haggar Direct, Inc., Haggar Apparel, Limited, and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and in the remaining notes.

PRIOR YEAR RECLASSIFICATION

Certain items in the prior year presentation have been reclassified to reflect the current year presentation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are net of allowances for doubtful accounts of $906,000 and $931,000 at September 30, 1998 and 1997, respectively.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 27.9%, 27.3% and 26.3% of the Company's net sales during the year ended September 30, 1998, 1997 and 1996, respectively. The next largest customer account for 10.4%, 7.1% and 6.0% of the Company's net sales during 1998, 1997 and 1996, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's largest customers could have a material adverse effect on the Company's results of operations. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market, and consisted of the following at September 30, 1998 and 1997 (in thousands):

                                                   1998                   1997
                                               -------------         -------------
          Piece goods                          $       9,438         $      17,455
          Trimming and supplies                        2,669                 3,841
          Work-in-process                             11,390                16,162
          Finished garments                           68,747                67,784
                                               -------------         -------------
                                               $      92,244         $     105,242
                                               -------------         -------------
                                               -------------         -------------

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, stated at cost, consisted of the following at September 30, 1998 and 1997 (in thousands):

                                                    1998                 1997
                                               -------------         -------------
          Land                                 $       2,923         $       3,428
          Buildings                                   28,855                29,880
          Furniture, fixtures and equipment           77,504                76,931
          Leasehold improvements                      19,504                13,143
          Construction in progress                     2,154                 3,587
                                               -------------         -------------
              Total                                  130,940               126,969
          Less: Accumulated depreciation
              and amortization                       (66,516)              (58,211)
                                               -------------         -------------
          Net property, plant, and equipment   $      64,424         $      68,758
                                               -------------         -------------
                                               -------------         -------------

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts, which allocate the cost of the assets over their estimated useful lives, as follows:

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

Realized gains and losses on investments in preferred stocks are determined on a specific identification basis. During the second quarter of fiscal 1996, the Company sold all of its investments in preferred stock and equity securities. The Company had no realized gains or losses in fiscal 1997 and the Company recognized realized losses of $542,000 in 1996. The net effect of these gains and losses is reflected in Other income, net in the accompanying Consolidated Statements of Operations.

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

The Company's Haggar Apparel, Limited subsidiary maintains a $4.2 million line of credit with a bank in the United Kingdom to fund operating activities. The subsidiary had approximately $3.5 million and $2.4 million outstanding as of September 30, 1998 and 1997 respectively. The line of credit is collateralized by a $4.2 million letter of credit from the Company and is payable upon demand. Interest under the line of credit is payable at 1% above the bank's base rate.

REVENUE RECOGNITION

Revenue is recognized upon product shipment to customers.

ADVERTISING

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. For fiscal years 1998, 1997, and 1996, total advertising expense was $23.1 million, $22.9 million and $21.5 million, respectively.

OTHER INCOME

Other income consisted of the following for the years ended September 30, 1998, 1997 and 1996 (in thousands):

                                                      1998          1997         1996
                                                    --------      --------     --------
          Gain (loss) on sale of assets, net        $    205      $    480     $  1,608
          Interest income                                495           218           61
          Dissolution of Haggar UK joint venture           -         1,050            -
          Investment income (loss), net                    -             -         (436)
          Other                                          394           206          330
                                                    --------      --------     --------
                  Total other income, net           $  1,094      $  1,954     $  1,563
                                                    --------      --------     --------
                                                    --------      --------     --------

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

SFAS No. 128, "Earnings Per Share," issued in February 1997, mandates a change in the methodology for calculating earnings per share. The Company implemented the provisions of SFAS No. 128 in the first quarter of fiscal 1998. All periods prior to October 1, 1997, have been restated to conform with the standards of SFAS No. 128.

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans.

Options to purchase 214,999 common shares at prices ranging from $15.00 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 1998. Options to purchase 243,999 common shares at prices ranging from $16.50 to $37.88 were not dilutive and were outstanding for the twelve months ended September 30, 1997. There were 960,468 options to purchase common shares at prices ranging from $16.50 to $37.88 that were not dilutive and were outstanding for the twelve months ended September 30, 1996. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Basic and diluted earnings per share were calculated as follows (in thousands, except per share data):

                                                         Twelve Months Ended
                                                            September 30,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    -------    ------    -------
Net income to common stockholders                   $ 8,024    $3,743    $(2,420)

Weighted average common shares outstanding            8,530     8,551      8,552

Share equivalents, due to stock options                  15         4          -
                                                    -------    ------    -------
                                                      8,545     8,555      8,552
                                                    -------    ------    -------
                                                    -------    ------    -------
Net Income per share - Basic and Diluted            $  0.94    $ 0.44    $ (0.28)
                                                    -------    ------    -------
                                                    -------    ------    -------

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

NEW ACCOUNTING STANDARDS

The Company will adopt the provisions of SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information," in fiscal 1999. SFAS No. 131 requires the Company to disclose certain information about segments whose operating results are regularly reviewed by the Company's chief operating decision maker and for which discrete financial information is available. Certain qualitative and quantitative aggregation criteria are used to determine which segments should be reported.

The Company will adopt the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the first quarter of fiscal 1999. SFAS No. 132 requires the Company to standardize certain disclosures and include additional information on changes in benefit obligations and fair values of plan assets. Had the Company adopted SFAS No. 132 this year, there would have been no material affect to the financial statements for the years ended September 30, 1998, 1997, and 1996.

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not utilize derivative instruments nor does it perform hedging activities as defined in the new pronouncement. The Company will adopt this new accounting standard in fiscal 2000. Had the Company adopted SFAS No. 133 this year, there would have been no material affect to the financial statements for the years ended September 30, 1998, 1997, and 1996.

2.   INCOME TAXES

The components of the provision (benefit) for income taxes are as follows for the years ended September 30, 1998, 1997 and 1996 (in thousands):

                                                    1998         1997        1996
                                                 ---------    ---------    --------
          Current federal income tax             $   2,648    $    (116)   $   (347)
          Deferred federal income tax                1,905        2,366        (595)
          State income tax                             409           47         (44)
                                                 ---------    ---------    --------
          Provision (benefit) for income taxes   $   4,962    $   2,297    $   (986)
                                                 ---------    ---------    --------
                                                 ---------    ---------    --------

Temporary differences and carryforwards, which give rise to a significant portion of net deferred income tax, are as follows (in thousands):

                                                    1998            1997
                                                 ---------       ---------
     Deferred income tax assets:
         Workers' compensation accrual           $   1,597       $   1,731
         Inventory cost capitalization
             and valuation                           4,856           5,460
         Allowances for
             accounts receivable                       317               -
         Health and life insurance accrual             354             947
         Reserve for reorganization                    759           2,643
         Other                                         985           1,107
                                                 ---------       ---------
                                                     8,868          11,888
         Less - Valuation allowance                   (250)           (250)
                                                 ---------       ---------
                                                     8,618          11,638
     Deferred income tax liability:
         Property plant, and equipment, net         (1,585)         (2,202)
         Prepaid insurance                            (155)           (561)
                                                 ---------       ---------
     Net deferred income tax asset                   6,878           8,875
         Less - Current deferred tax benefit         7,623          10,073
                                                 ---------       ---------
         Long-term deferred tax (liability)
           benefit                               $    (745)      $  (1,198)
                                                 ---------       ---------
                                                 ---------       ---------

The provision (benefit) for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):

                                        1998          1997        1996
                                     ---------     ---------    --------
          Tax computed at the
              statutory rate         $   4,415     $   2,053    $ (1,158)
          State income taxes               409            47         (44)
          Tax credits utilized            (260)         (186)        (96)
          Other                            398           383         312
                                     ---------     ---------    --------
                                     $   4,962     $   2,297    $   (986)
                                     ---------     ---------    --------
                                     ---------     ---------    --------

3.   LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1998 and 1997 (in thousands):

                                                         1998          1997
                                                     ----------     ----------
          Borrowings under revolving
              credit line                            $        -     $    3,000

          Industrial Development Revenue
              Bonds with interest at a rate equal
              to that of high-quality, short-term,
              tax-exempt obligations, as defined
              (3.85% at September 30, 1998),
              payable in annual installments of
              $100 to $200, and a final payment
              of $2,000 in 2005, secured by
              certain buildings and equipment             2,700          2,800
          Allstate notes                                 25,000         25,000
          Other                                           1,091          1,330
                                                     ----------     ----------
          Total Debt                                     28,791         32,130
          Less - Current portion                          3,854            330
                                                     ----------     ----------
          Long-Term Debt                             $   24,937     $   31,800
                                                     ----------     ----------
                                                     ----------     ----------


Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $1,100,000 at September 30, 1998.

As of September 30, 1998, the Company had a revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. During 1998, the Agreement was amended to extend the maturity date to June 30, 2001. The Company had additional available borrowing capacity of approximately $89,000,000 under this Agreement at September 30, 1998. The Company incurred approximately $171,800 in commitment fees related to the available borrowing capacity during the year ended September 30, 1998. The interest rates for the year ended September 30, 1998, ranged from 5.94% to 8.25%. The facility will mature June 30, 2001, unless renewed and is unsecured. The Agreement prohibits the company from pledging its accounts receivables and inventories and contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Clothing Co., to maintain tangible net worth, as defined, in excess of $149,000,000 and $55,000,000, respectively, as of September 30, 1998. For fiscal years after 1998, the Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

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

Principal payments due during the next five years on debt are as follows (in thousands):

              Years Ending September 30,                     Amount
              --------------------------                    --------
              1999                                          $  3,854
              2000                                             3,870
              2001                                             3,888
              2002                                             3,907
              2003                                             3,929
              Thereafter                                       9,343
                                                            --------
                                                            $ 28,791
                                                            --------
                                                            --------

4.  LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Company leases certain of its manufacturing, computer and automotive equipment under agreements that expire at various dates through 2010 and contain options to renew at various terms. The following is a schedule of future minimum rental payments required under operating leases at September 30, 1998 (in thousands):

              Years Ending September 30,                     Amount
              --------------------------                    --------
              1999                                          $  5,586
              2000                                             4,497
              2001                                             2,995
              2002                                             1,226
              2003                                               585
              Thereafter                                       1,005
                                                            --------
                                                            $ 15,894
                                                            --------
                                                            --------


Rental expense was $7,802,000, $6,910,000 and $6,410,000 in the years ended September 30, 1998, 1997 and 1996, respectively.

COMMITMENTS AND CONTINGENCIES

The Company had approximately $17,397,363 in outstanding letters of credit at September 30, 1998, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

5.   RELATED PARTY TRANSACTIONS

The Company paid $136,000 to certain stockholders primarily for rent on a building in the year ended September 30, 1996. No related party payments were made in fiscal years 1997 and 1998.

6.   RESTRUCTURING CHARGES

In 1996, the Company decided to restructure its worldwide manufacturing capacity, including consolidation of its three Texas sewing operations into one facility. The cost of this restructure, recorded in the year ended September 30, 1996, was estimated to be $14,000,000, of which $8,680,000 was included in cost of sales and consisted principally of severance costs for manufacturing employees and $5,320,000 was included in operating expenses related principally to costs to resolve various legal issues in connection with the restructuring and prior plant closings as well as severance for non-manufacturing employees. The consolidation of the three Texas sewing operations was completed in 1997.

During 1998 and 1997, the Company paid approximately $2.2 million, primarily legal and other professional fees and $88 million, primarily severance and professional fees related to the restructuring. The remaining obligations are currently recorded in accrued liabilities and are expected to be substantially paid by September 30, 1999. The amounts disclosed represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the accrual.

7.   EMPLOYEE BENEFIT PLANS

The Company provides a Profit Sharing and Savings Plan (the "Plan") to substantially all eligible employees of the Company, as defined. Discretionary profit sharing contributions, made by the Company, are allocated to eligible plan participants based on their respective compensation. The profit sharing contributions vest according to a defined vesting schedule. Full vesting occurs at the end of seven years of service or upon retirement, death, or disability of plan participants. Participants may contribute from 1% to 10% of their compensation to the Plan under Internal Revenue Code Section 401(k) ("401(k) Contributions"). The Company may make discretionary matching contributions in an amount equal to 50% of each participant's 401(k) Contribution up to 6% of the participant's contributions. Participant 401(k) Contributions are 100% vest at the date they are contributed. The Company's matching 401(k) Contributions vest over a period of three years. The Company contributed approximately $1,233,000, $800,000 and $700,000 for each of the years ended September 30, 1998, 1997 and 1996, respectively.

The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain welfare benefits. Trust contributions are made by the Company as defined by the trust agreement. The Company contributed approximately $5,397,000, $7,785,000 and $10,378,000 to the Trust for the years ended September 30, 1998, 1997 and 1996, respectively.

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," sets standards of financial accounting and reporting for an employer that provides postretirement benefits other than pensions to its employees. Although the Company provides welfare benefits to a limited number of eligible retired employees, as defined, such benefits have been insignificant for the years ended September 30, 1998, 1997 and 1996. Additionally, such benefits are expected to be insignificant in future years.

The Company has a noncompensatory employee stock purchase plan to provide employees with a convenient way to acquire Company stock through payroll deductions. Substantially all employees meeting limited employment qualifications may participate in the stock purchase plan.

LONG-TERM INCENTIVE PLAN

The Company has a long-term incentive plan which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The long-term incentive plan allows for 1,300,000 shares to be granted. The following table summarizes the changes in common stock options in fiscal 1998, 1997 and 1996:

                                                                    Weighted Average
                                                     Shares          Exercise Price
                                                    ---------       ----------------
           Options outstanding as
              of September 30, 1995                  864,468             $18.64
              Options granted                        109,000              16.26
              Options canceled                        (7,000)             17.50
                                                      ------             -----
           Options outstanding as
              of September 30, 1996                  966,468              18.38

              Options granted                        514,938              13.51
              Options canceled                      (716,469)             18.15
                                                    ---------            ------
           Options outstanding as
              of September 30, 1997                  764,937              15.32

              Options granted                        742,231              12.72
              Options exercised                      (16,362)             13.50
              Options canceled                      (267,986)             17.68
                                                    ---------            ------
           Options outstanding
              as of September 30, 1998             1,222,820
           Options available for grant
              as of September 30, 1998                77,180
           Options exercisable as of
              September 30, 1998                     577,344             $13.72


The range of option prices for the options outstanding as of September 30, 1998, was $11.00 to $23.00 with a weighted average remaining contractual life of approximately 6 years. The number of options exercisable in fiscal 1997 and 1996 were 196,932 and 466,770. The weighted average exercise price of these exercisable options was $18.73 and $18.16, for 1997 and 1996.

In fiscal 1998, the Company canceled 205,000 options and reissued 167,731 options in place of the original options at a reduced option price of $12.88, which was the fair market value on the date of reissuance. In fiscal 1997, the Company canceled 521,134 options and reissued 423,938 options in place of the original options at a reduced option price of $13.50, which was the fair market value on the date of the reissuance.

The Company accounts for the stock option plans under Accounting Principles Board Opinion No. 25, under which no compensation has been recognized. Had compensation costs for these options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                              1998       1997       1996
                             ------     ------    --------
Net  Income:
            As reported      $8,024     $3,743    ($2,420)
            Pro Forma        $6,318     $3,098    ($2,575)
Primary EPS:
            As reported      $ 0.94     $ 0.44     ($0.28)
            Pro Forma        $ 0.74     $ 0.36     ($0.30)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant of $5.96, $4.64 and $6.94 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.0%, 6.0% and 6.4%, respectively; expected lives of five years; expected volatility of 44.%; expected dividend rate of $0.20.

8.   SUBSEQUENT EVENTS (UNAUDITED)

HURRICANE GEORGES

On September 22, 1998, Hurricane Georges damaged two of the Company's leased manufacturing facilities. Both facilities are insured for damage to the building, equipment, inventory, and for business interruption. Although the total assessment of damage has not been completed, the range of loss is estimated at $4.0 to $6.0 million, substantially all of which is expected to be covered by insurance. Insurance proceeds are expected to be used to repair the roofs, fix the equipment, and cover any inventory loss. The deductibles for the insurance claims are not significant.

STOCK REPURCHASE

In August 1998, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. As of September 30, 1998, 516,000 shares of common stock had been purchased for approximately $5,570,000 and classified as treasury stock using the treasury stock cost method. Subsequent to September 30, 1998, the Company has purchased an additional 413,000 shares for approximately $4,350,000.

ACQUISITION

The Company has signed a definitive agreement to purchase all the common stock of Jerell Inc. for $37.3 million. Jerell Inc. (a Texas Corporation) is primarily engaged in the manufacturing of women's apparel products. The effective date of the Company's purchase is scheduled for January 1999. No results of operations for Jerell Inc. are included with the Company's results for the period ending September 30, 1998.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Haggar Corp.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Haggar Corp. (a Nevada corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated October 29, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             Arthur Andersen LLP


Dallas, Texas
October 29, 1998

                                                                      SCHEDULE I
                                                                     Page 1 of 2

                        HAGGAR CORP. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        HAGGAR CORP. (PARENT COMPANY)
                                BALANCE SHEETS
                     AS OF SEPTEMBER 30, 1998 AND 1997
                                (IN THOUSANDS)

                                                                    1998         1997
                                                                    ----         ----
         ASSETS:

         Investment in subsidiaries                               $ 66,772     $ 64,018
         Note receivable from Haggar Clothing Co.                  117,769      109,200
                                                                  --------     --------
         Total Assets                                             $184,541     $173,218
                                                                  --------     --------
                                                                  --------     --------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES:

         Dividend payable and other current liabilities           $  4,314     $  6,359
         Due to subsidiaries                                        14,752        2,345
                                                                  --------     --------
             Total current liabilities                              19,066        8,704
         STOCKHOLDERS' EQUITY:
           Common stock                                                857          856
           Additional paid-in capital                               41,860       41,641
           Retained earnings                                       128,329      122,018
           Less - treasury stock                                    (5,571)          (1)
                                                                  --------     --------
             Total stockholders' equity                            165,475      164,514
                                                                  --------     --------
         Total Liabilities and Stockholders Equity                $184,541     $173,218
                                                                  --------     --------
                                                                  --------     --------

                                                                      SCHEDULE I
                                                                     Page 2 of 2

                        HAGGAR CORP. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        HAGGAR CORP. (PARENT COMPANY)
                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                               (IN THOUSANDS)

                                                     1998        1997         1996
                                                   -------     -------      -------
Equity in earnings of subsidiaries                 $ 2,755     $(1,526)     $(7,296)

Interest income                                      8,568       8,568        7,928
Income tax expense                                  (3,299)     (3,299)      (3,052)
                                                   -------     -------      -------
     Net income (loss)                             $ 8,024     $ 3,743      $(2,420)
                                                   -------     -------      -------
                                                   -------     -------      -------

                                                                     SCHEDULE II

                        HAGGAR CORP. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                   AS OF SEPTEMBER 30, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                             Balance at    Charges to                           Balance at
                                            Beginning of    Costs and              Deductions     End of
                                              Period        Expenses    Payments      (1)         Period
                                            ------------   ----------   --------   ----------   ----------
September 30, 1998:
  Allowance for doubtful accounts             $   931       $  (203)    $     -       $178       $   906
  Restructuring Charge - 1996                   5,200             -      (2,200)         -         3,000
  SFAS No. 109 valuation allowance                250             -           -          -           250

September 30, 1997:
  Allowance for doubtful accounts                 900          (380)          -        411           931
  Restructuring Charge - 1996                  14,000             -      (8,800)         -         5,200
  SFAS No. 109 valuation allowance                250             -           -          -           250

September 30, 1996
  Allowance for doubtful accounts               1,201          (686)          -        385           900
  Restructuring Charge - 1996                       -        14,000           -          -        14,000
  SFAS No.109 valuation allowance                 250             -           -          -           250


(1) Amounts deemed uncollectible and recoveries of previously reserved amounts.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   FINANCIAL STATEMENTS
                                                                            Pages
          Report of Independent Public Accountants.                            19
          Consolidated Statements of Operations,
            Years Ended September 30, 1998, 1997 and 1996.                     20
          Consolidated Balance Sheets, at September 30, 1998 and 1997.         21
          Consolidated Statements of Stockholders' Equity,
            Years Ended September 30, 1998, 1997 and 1996.                     22
          Consolidated Statements of Cash Flows,
            Years Ended September 30, 1998, 1997, and 1996.                    23
          Notes to Consolidated Financial Statements.                       24-34

    (2)   FINANCIAL STATEMENT SCHEDULES

          Report of Independent Public Accountants.                            35
          Schedule I - Condensed Financial Information of Registrant -
            Haggar Corp. (Parent Company).                                  36-37
          Schedule II - Valuation and Qualifying Accounts.                     38

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

            10(c)    First Amendment to the 1992 Long-term Incentive Plan.
                     (Incorporated by reference from Exhibit 10(a) to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended March 31,
                     1994 [File No. 0-20850].)

            10(d)    First Amended and Restated Credit Agreement between the Company and Texas Commerce Bank, as agent for a bank syndicate.
                     (Incorporated by reference from Exhibit 10(k) to the Company's
                     Annual Report on Form 10-K for the year ended September 30, 1996
                     [File No. 0-20850].)

            10(e)    First Amendment to First Amended and Restated Credit Agreement
                     dated December 31, 1996, between the Company and Texas Commerce
                     Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(f) to the Company's Annual Report on Form 10-K
                     for the year ended September 30, 1997 [File No. 0-20850].)


            10(f)    Second Amendment to First Amended and Restated Credit Agreement
                     dated June 30, 1997, between the Company and Texas Commerce Bank, as agent for a bank syndicate. (Incorporated by reference
                     from Exhibit 10(g) to the Company's Annual Report on Form 10-K
                     for the year ended September 30, 1997 [File No. 0-20850].)

            10(g)    Third Amendment to First Amended and Restated Credit Agreement
                     dated December 15, 1997, between the Company and Texas Commerce
                     Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(h) to the Company's Annual Report on Form 10-K
                     for the year ended September 30, 1997 [File No. 0-20850].)

            10(h)    Fourth Amendment to First Amended and Restated Credit Agreement
                     dated June 30, 1998, between the company and Chase Bank of
                     Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
                     for the quarter ended June 30, 1998. [File No. 0-20850])

            21       Significant subsidiary of the company.

            23       Consent of independent public accountants.

            27.1     Financial Data Schedule.

            27.2     Restated Financial Data Schedule for the period ended
                     September 30, 1997.

    (b)     REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed with the Commission during the fourth quarter of fiscal 1998.

                      THIS PAGE INTENTIONALLY LEFT BLANK.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HAGGAR CORP.
                             (Registrant)

                             By:                 /s/ DAVID M. TEHLE
                                ------------------------------------------------
                                         David M. Tehle, December 18, 1998
                                (SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                          Title                                 Date
            ---------                          -----                                 ----
/s/     J. M. HAGGAR, III          Chairman and                               December 18, 1998
--------------------------------   Chief Executive Officer
        J. M. Haggar, III          (Principal Executive Officer)


/s/     FRANK D. BRACKEN           Director, President and                    December 18, 1998
--------------------------------   Chief Operating Officer
        Frank D. Bracken

/s/      DAVID M. TEHLE            Senior Vice President                      December 18, 1998
--------------------------------   and Chief Financial Officer (Principal
         David M. Tehle            Financial and Accounting Officer)


/s/     NORMAN E. BRINKER          Director                                   December 18, 1998
--------------------------------
        Norman E. Brinker

/s/     RICHARD W. HEATH           Director                                   December 18, 1998
--------------------------------
        Richard W. Heath

                        HAGGAR CORP. AND SUBSIDIARIES

                         INDEX TO ATTACHED EXHIBITS

      EXHIBIT

        21          Significant Subsidiary of the Company

        23          Consent of Independent Public Accountants

        27.1        Financial Data Schedule

        27.2 Restated Financial Data Schedule for the period ended September 30, 1997