Form 10-Q
period 1998-12-31
HAGGAR CORP
filed 1999-02-09
CIK 892533

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                  -------------

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

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

As of February 9, 1999, there were 7,638,693 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

       Item 1.  Financial Statements

           Consolidated Statements of Operations
           (Three months ended December 31, 1998 and 1997)                  3

           Consolidated Balance Sheets
           (As of December 31, 1998 and September 30, 1998)                 4

           Consolidated Statements of Cash Flows
           (Three months ended December 31, 1998 and 1997)                  5

           Notes to Consolidated Financial Statements                     6-9

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     10-14

Part II. Other Information.

       Item 6.  Exhibits and Reports on Form 8-K                           15

Signature                                                                  15

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                        1998            1997
                                                     -----------    -----------
Net sales                                            $    84,795    $   102,471

Cost of goods sold                                        55,139         71,558
                                                     -----------    -----------

     Gross profit                                         29,656         30,913

Selling, general and administrative expenses             (28,773)       (28,931)

Royalty income, net                                          341            525
                                                     -----------    -----------

Operating income                                           1,224          2,507

Other income, net                                           356             203

Interest expense                                            (773)          (872)
                                                     ------------   -----------

Income from operations before provision
     for income taxes                                        807          1,838

Provision for income taxes                                   313            708
                                                     -----------    -----------

Net income                                           $       494    $     1,130
                                                     ===========    ===========

Net income per share - Basic and Diluted             $      0.06    $      0.13
                                                     ===========    ===========

Weighted average shares outstanding - Basic                7,716          8,551
                                                     ===========    ===========

Weighted average shares outstanding - Diluted              7,732          8,597
                                                     ===========    ===========

             The accompanying notes are an integral part of these
                    consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   December 31,
                                                                       1998         September 30,
                                                                   (unaudited)          1998
                                                                   -----------      -------------
ASSETS
Current assets:
      Cash and cash equivalents                                    $    20,491      $    20,280
      Accounts receivable, net                                          39,834           63,613
      Inventories                                                       95,705           92,244
      Deferred tax benefit                                               8,946            7,623
      Other current assets                                               1,697            1,557
                                                                   -----------      -----------
           Total current assets                                        166,673          185,317

Property, plant, and equipment, net                                     63,103           64,424

Other assets                                                             2,388            2,234
                                                                   -----------      -----------
Total Assets                                                       $   232,164      $   251,975
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $    13,556      $    22,995
      Accrued liabilities                                               21,860           20,299
      Accrued wages and other employee compensation                      1,731            6,398
      Accrued workers' compensation expense                              4,529            4,564
      Short-term borrowings                                              4,132            3,453
      Current portion of long-term debt                                  3,854            3,854
                                                                   -----------      -----------
           Total current liabilities                                    49,662           61,563

Long-term debt                                                          21,266           24,937
                                                                   -----------      -----------
      Total Liabilities                                                 70,928           86,500

STOCKHOLDERS' EQUITY
Commonstock - par value $0.10 per share; 25,000,000
      shares authorized and 8,576,998 shares issued at
      December 31, 1998 and September 30, 1998.                            857              857
Additional paid-in capital                                              41,860           41,860
Retained earnings                                                      128,442          128,329
                                                                   -----------      -----------
                                                                       171,159          171,046
Less - Treasury stock, 938,305 and 525,254 shares at cost at
     December 31, 1998 and September 30, 1998                           (9,923)          (5,571)
                                                                  ------------      -----------
      Total stockholders' equity                                       161,236          165,475
                                                                   -----------      -----------
Total Liabilities and Stockholders' Equity                         $   232,164      $   251,975
                                                                   ===========      ===========

             The accompanying notes are an integral part of these
                    consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                         ----------------------------
                                                                            1998              1997
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                               $       494      $     1,130
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              3,203            3,209
    Gain on disposal of property, plant, and equipment                          (117)               -
Changes in assets and liabilities-
    Accounts receivable, net                                                  23,779           20,178
    Inventories                                                               (3,461)           2,695
    Deferred tax benefit                                                      (1,323)               -
    Other current assets                                                        (140)             158
    Accounts payable                                                          (9,439)          (8,747)
    Accrued liabilities                                                        1,561              716
    Accrued wages, workers' compensation and other employee benefits          (4,702)            (911)
                                                                         -----------      -----------
          Net cash provided by operating activities                            9,855           18,428

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net                              (2,050)          (2,057)
Proceeds from sale of property, plant, and equipment, net                        285                -
Increase in other assets                                                        (154)          (1,505)
                                                                         -----------      -----------
          Net cash used in investing activities                               (1,919)          (3,562)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from short-term borrowings                                          679              645
Proceeds from issuance of long-term debt                                           -           18,000
Purchase of treasury stock at cost                                            (4,352)               -
Payments on long-term debt                                                    (3,671)         (21,054)
Payments of cash dividends                                                      (381)            (428)
                                                                         -----------      -----------
          Net cash used in financing activities                               (7,725)          (2,837)

Increase in cash and cash equivalents                                            211           12,029
Cash and cash equivalents, beginning of period                                20,280            2,176
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $    20,491      $    14,205
                                                                         ===========      ===========

Supplemental disclosure of cash flow information Cash paid for:
    Interest                                                             $     1,247      $     1,431
    Income taxes                                                         $        19      $        19


             The accompanying notes are an integral part of these
                    consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of December 31, 1998, and the consolidated statements of operations and cash flows for the three months ended December 31, 1998 and 1997, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 1998, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 29.3% and 31.3% of the Company's net sales for the three months ended December 31, 1998 and 1997, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 10.8% and 7.7% of the Company's net sales for the three months ended December 31, 1998 and 1997, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.


INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1998, and September 30, 1998 (in thousands):

                                                       December 31,          September 30,
                                                           1998                  1998
                                                     ----------------      ---------------
              Piece goods                            $         10,875      $         9,438
              Trimmings & supplies                              2,824                2,669
              Work-in-process                                  12,001               11,390
              Finished garments                                70,005               68,747
                                                     ----------------      ---------------
                                                     $         95,705      $        92,244
                                                     ================      ===============

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1998, and September 30, 1998 (in thousands):

                                                    December 31,              September 30,
                                                        1998                      1998
                                                   -------------              -------------
       Industrial Development Revenue
           Bonds with interest at a rate equal
           to that of high-quality, short-term,
           tax-exempt obligations, as defined
           (3.85% at December 31, 1998),
           payable in annual installments of
           $100 to $200 and a final payment of
           $2,000 in 2005, secured by
           certain buildings and equipment         $       2,600              $       2,700
       Allstate notes                                     21,429                     25,000
       Other                                               1,091                      1,091
                                                   -------------              -------------
                                                          25,120                     28,791
       Less - Current portion                              3,854                      3,854
                                                   -------------              -------------
                                                   $      21,266              $      24,937
                                                   =============              =============

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $1,047,146 at December 31, 1998.

As of December 31, 1998, the Company had a revolving credit line agreement (the "Agreement") with certain banks. During the quarter, the Company amended the Agreement to accommodate the anticipated acquisition of a new subsidiary during the second quarter. As of December 31, 1998, the Company had additional available borrowing capacity of approximately $84,000,000. The Company incurred approximately $45,000 in commitment fees related to the available borrowing capacity during the quarter ended December 31, 1998. The interest rates for the quarter ended December 31, 1998 ranged from 5.68% to 7.0%. The facility will mature June 30, 2001, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivable and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth, as defined, in excess of $145,000,000 and $55,000,000, respectively, as of December 31, 1998. For fiscal years after 1998, the Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists.

CONTINGENCIES

On September 22, 1998, Hurricane Georges damaged two of the Company's leased manufacturing facilities. Both facilities are insured for damage to the building, equipment, inventory, and for business interruption. Although the total assessment of damage has not been completed, the range of loss is estimated at $4.0 to $6.0 million, substantially all of which is expected to be covered by insurance. Insurance proceeds are expected to be used to repair the roofs, fix the equipment, and cover any inventory loss. The deductibles for the insurance claims are not considered significant.

NET INCOME PER COMMON SHARE - BASIC AND DILUTED

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

Options to purchase 874,683 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the three months ended December 31, 1998. Options to purchase 510,695 common shares at prices ranging from $18.25 to $37.88 were not dilutive and were outstanding for the three months ended December 31, 1997. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (unaudited, in thousands, except per share data):

                                                                   Three Months Ended
                                                              December 31,        December 31
                                                                   1998               1997
                                                           ---------------    ----------------
Net income                                                            $494              $1,130

Weighted average common shares outstanding                           7,716               8,551

Shares equivalents, due to stock options                                16                  46

                                                           ---------------    ----------------
                                                                     7,732               8,597
                                                           ===============    ================


Net income per share - Diluted                                       $0.06               $0.13
                                                           ===============    ================

SUBSEQUENT EVENTS

DIVIDEND DECLARED

On January 20, 1999, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 1, 1999. The dividend of approximately $381,000 will be paid on February 15, 1999.

MERGER

On January 13, 1999, Haggar Clothing Co. ("Haggar"), a wholly-owned subsidiary of the registrant, Haggar Corp., completed the previously announced acquisition of Jerell, Inc. ("Old Jerell"), a Texas corporation engaged in the design and marketing of women's apparel. Pursuant to an Agreement and Plan of Merger dated December 17, 1998 (the "Agreement"), Old Jerell was merged into a Texas corporation recently formed as a wholly-owned subsidiary of Haggar. Immediately thereafter, the Texas subsidiary was merged into a newly formed Nevada corporation which is also a wholly-owned subsidiary of Haggar, and the name of the surviving Nevada subsidiary was changed to Jerell, Inc. ("New Jerell").

The purchase price for the acquisition was determined by arm's-length negotiation among the parties. In connection with the merger, Haggar paid cash consideration of $36.9 million to the shareholders of Old Jerell, all of whom were directors, officers, employees or previous employees (or affiliates thereof) of Old Jerell. The total cash consideration is subject to certain post-closing adjustments related to Old Jerell as of the closing date. In order to facilitate these post-closing adjustments and provide a source of recovery for any breaches of representations by Old Jerell, the shareholders of Old Jerell have deposited $2.0 million in escrow with Chase Bank of Texas to be held until January 13, 2000. In addition, a shareholder of Old Jerell also deposited $1.5 million with Chase Bank of Texas of which various amounts will be distributed to the shareholder in annual installments through January 13, 2002.

Pursuant to the Agreement, Haggar also paid $0.4 million to a certain executive officer of Old Jerell in consideration for a covenant not to compete with New Jerell. Immediately subsequent to the acquisition, Haggar repaid $4.7 million in indebtedness incurred by Old Jerell pursuant to a third party factoring agreement. In addition, Haggar incurred approximately $0.2 million in expenses attributable to the acquisition. Of the $42.2 million aggregate acquisition cost, Haggar borrowed $20.0 million under its existing credit facility with Chase Bank of Texas, received $2.8 million from the repayment of loans from certain shareholders of Old Jerell, and funded the balance from working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

RESULTS OF OPERATIONS

The Company's first quarter fiscal 1999 net income of $0.5 million compares to a net income of $1.1 million in the first quarter fiscal 1998. The decrease in net income is primarily due to a decrease in net sales.

Net sales for the first quarter of fiscal 1999 decreased 17.2% to $84.8 million from $102.5 million for the first quarter of fiscal 1998. Net sales for the first quarter of fiscal 1999 decreased 17.3% to $84.8 million from $102.5 million for the first quarter of fiscal 1998. Net sales decreased for the first quarter of fiscal 1999 primarily due to fewer units being sold as compared to the same period last year as a result of sluggish retail sales for the Company's customers.

Gross profit as a percentage of net sales increased to 35.0% in the first quarter of fiscal 1999 compared to 30.2% in the first quarter of the prior fiscal year. This increase in gross profit percentage is primarily the result of moving domestic manufacturing offshore and fewer inventory markdowns.

Selling, general and administrative expenses as a percentage of net sales increased to 33.9% in the first quarter of fiscal 1999 compared to 28.2% in the first quarter of fiscal 1998. However, actual selling, general and administrative expenses remained relatively stable at $28.8 million for the first quarter of fiscal 1999 compared to $28.9 million for first quarter of fiscal 1998. Changes in selling, general and administrative expenses during the first quarter of fiscal 1999 compared to fiscal 1998 include a $2.5 million increase in advertising expense and a $1.0 million increase in expenses related to the opening and operating of new retail stores. These increases are offset by $2.1 million in lower selling and administrative expenses and $1.1 million in lower costs for product distribution. At the end of the first quarter of fiscal 1999, 60 retail stores were open and operational, as compared to 47 retail stores at the end of the same period one year ago.

CONTINGENCIES

On September 22, 1998, Hurricane Georges damaged two of the Company's leased manufacturing facilities. Both facilities are insured for damage to the building, equipment, inventory, and for business interruption. Although the total assessment of damage has not been completed, the range of loss is estimated at $4.0 to $6.0 million, substantially all of which is expected to be covered by insurance. Insurance proceeds are expected to be used to repair the roofs, fix the equipment, and cover any inventory loss. The deductibles for the insurance claims are not considered significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks as most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $23.8 million to $39.8 million at December 31, 1998, from $63.6 million at September 30, 1998. This decrease in trade accounts receivable is primarily the result of reduced sales due to sluggish retail sales for the Company's customers.

Inventories as of December 31, 1998, increased to $95.7 million from $92.2 million at September 30, 1998. The increase in inventory levels during the first quarter of fiscal 1999 is mainly due to the timing of certain deliveries of seasonal products.

As of December 31, 1998, the Company had a revolving credit line facility with certain banks. During the quarter, the Company amended the credit agreement to accommodate the anticipated acquisition of a new subsidiary during the second quarter. As of December 31, 1998, the Company had additional available borrowing capacity of approximately $84.0 million. The Company incurred approximately $45,000 in commitment fees related to the available borrowing capacity during the quarter ended December 31, 1998. The interest rates for the quarter ended December 31, 1998 ranged from 5.68% to 7.0%. The facility will mature June 30, 2001, with a one year renewal at the option of the banks.

The Company's UK subsidiary, Haggar Apparel, Limited, maintains a $4.2 million line of credit with a bank in the United Kingdom to fund its operating activities. As of December 31, 1998, the subsidiary had approximately $4.1 million outstanding under this line of credit. The line of credit has been collateralized by a letter of credit for approximately $4.2 million from the Company and is payable upon demand. Interest under the line of credit is payable at 1% above the bank's base rate.

The Company provided cash from operating activities for the three months ended December 31, 1998, of $9.9 million, primarily as a result of the reduction in accounts receivable of $23.8 million, offset by reductions in accounts payable of $9.4 million and an increase in inventories of $3.5 million. The Company used cash in investing activities of $1.9 million during the first three months of fiscal 1999, the result of purchases of property, plant, and equipment of $2.1 million, primarily in conjunction with the opening of retail stores in the first quarter of fiscal 1999. Cash flows used in financing activities of $7.7 million for the three months ended December 31, 1998, were primarily the result of a net reduction in long-term debt of $3.7 million and the purchase of $4.4 million in treasury stock. Comparatively, the Company provided cash from operating activities of $18.4 million for the three months ended December 31, 1997, primarily as a result of the reduction in accounts receivable of $20.2 million. During the first quarter of fiscal 1998, the Company used cash in investing activities of $3.6 million, the result of purchases of $2.1 million in property, plant, and equipment, primarily in conjunction with the opening of retail stores. Cash flows used in financing activities of $2.8 million were due to a net decrease in long-term debt of $3.0 million.

The Company believes that the cash flows generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

YEAR 2000 CONSIDERATIONS

GENERAL. The Year 2000 issue concerns the inability of some computerized systems to properly process date-sensitive information on and after January
1, 2000, because of the use of only the last two digits to identify a year. The Company has appointed a full-time project manager to coordinate the assessment and remediation of Year 2000 issues affecting the Company. The project manager and team leaders from various areas within the Company have developed and are now implementing a plan to accomplish the remediation necessary to prepare the Company for the Year 2000. The Company has also established a steering committee composed of members from various functional groups to provide oversight by reviewing and evaluating the progress of the Year 2000 program. The Company presently expects that all of its core operations and essential functions will be ready for the Year 2000 transition.

STATE OF READINESS. The Company's Year 2000 program classifies all of its computerized systems into the following categories:

              BUSINESS SYSTEMS: This category consists of computer programs that run the Company's primary business functions (e.g., manufacturing, order processing, inventory control and accounting).

              HARDWARE/PC SOFTWARE: This category consists of all computer hardware and operating systems (including networking, telecommunications and other PC-based software applications).

              ENGINEERING SYSTEMS: This category consists of manufacturing, distribution and laboratory equipment (including sewing equipment, cutters, conveyors and scanners) that control the manufacturing process.

              FACILITIES SYSTEMS: This category consists of systems that support the physical infrastructure of the Company's facilities (including forklifts, ovens, boilers, HVAC and security systems).

In order to establish priorities for assessment and remediation of Year 2000 issues, each of the systems within these categories has been further classified as follows:

              CRITICAL: These are systems without which the Company's business would be severely adversely affected (e.g., manufacturing, distribution and retail point of sale).

              PRIORITY: These are systems that the Company could do without for only a few days without materially adversely affecting operations (e.g., telecommunications and energy management).

              REQUIRED: These are systems needed to remain competitive or in compliance with regulatory requirements (e.g., voice mail and security systems).

              DESIRABLE: These systems enable employees to work more efficiently (e.g., pagers, fax machines and postage meters).

The approximate percentage of completion of remediation within each system category and application priority level as of January 20, 1999 are set forth in the table below.

                               Critical           Priority           Required          Desirable
                               --------           --------           --------          ---------
         Business Systems         71%                39%                99%             0%*

         Hardware/PC
         Software                 44%                40%                30%             0%*

         Engineering
         Systems                  41%                9%                  0%*            0%*

         Facilities
         Systems                  92%                37%                54%           100%

             * Scheduled to commence in the second quarter of fiscal 1999.

Overall, the Company's Year 2000 compliance program was approximately 48% complete as of January 1999, which was substantially on schedule with the program plan.

In addition to its internal Year 2000 compliance program, the Company has requested information from a majority of its customers and vendors concerning their Year 2000 compliance. Responses have been received from most key customers indicating that they do not presently anticipate any significant Year

2000 problems. The Company is continuing to collect and review responses from vendors, and presently expects to complete this process during the second quarter of fiscal 1999. The Company intends to continue to communicate with its key customers and vendors as more information becomes available in order to further evaluate potential risks to the Company's business operations.

COSTS TO ADDRESS YEAR 2000 ISSUES. The Company is executing its Year 2000 program primarily with existing internal resources. The principal costs associated with these internal resources are payroll and employee benefits of the information systems group. However, the Company does not separately track the internal costs attributable to the Year 2000 program.

The Company has also incurred costs for contract programmers and systems upgrades in connection with its Year 2000 program. As a result of Year 2000 issues, the Company has elected to upgrade its accounting and manufacturing software, its electronic data interchange software, and its network file servers. Other significant projects have not been accelerated or deferred due to Year 2000 issues. The costs of these programmers and upgrades have not been, and are not expected to be in the future, material to the results of operations or the financial condition of the Company. All costs of Year 2000 compliance are recorded as an expense in the period incurred.

RISKS OF YEAR 2000 ISSUES. The Company does not presently anticipate any considerable delays or exceptions to the scheduled substantial completion of its Year 2000 program by the end of August 1999. Therefore, any adverse consequences from Year 2000 issues would result from presently unforeseen circumstances. As a result, the Company has not yet developed any worst case Year 2000 scenarios. The Company intends, however, to begin analyzing potential risks and adverse scenarios during the second quarter of fiscal 1999.

Although the Company believes that it is adequately addressing the Year 2000 issue, there can be no assurance that Year 2000 problems will not have a material adverse affect on its business, financial condition or results of operations. In addition, disruptions in the economy generally resulting from Year 2000 failures or the public's perceptions of failures could have a material adverse affect on the Company.

CONTINGENCY PLANS. To date, the Company has focused on the conversion or replacement of its own non-compliant systems and the evaluation of the Year 2000 compliance of its significant customers and vendors. During the second and third quarters of fiscal 1999, the Company expects to develop contingency plans for potential risks such as interruptions in the supply chain, transportation delays and communications breakdowns with customers and vendors. These contingency plans may include the use of substitute vendors or alternate product designs that do not use raw materials from non-compliant vendors.

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

SUBSEQUENT EVENTS

On January 13, 1999, Haggar Clothing Co. ("Haggar"), a wholly-owned subsidiary of Haggar Corp., completed the acquisition of Jerell, Inc. ("Old Jerell"), a Texas corporation engaged in the design and marketing of women's apparel. Pursuant to an Agreement and Plan of Merger dated December 17, 1998 (the "Agreement"), Old Jerell was merged into a Texas corporation recently formed as a wholly-owned subsidiary of Haggar. Immediately thereafter, the Texas subsidiary was merged into a newly formed Nevada corporation which is also a wholly-owned subsidiary of Haggar, and the name of the surviving Nevada subsidiary was changed to Jerell, Inc. ("New Jerell").

The purchase price for the acquisition was determined by arm's-length negotiation among the parties. In connection with the merger, Haggar paid cash consideration of $36.9 million to the shareholders of Old Jerell, all of whom were directors, officers, employees or previous employees (or affiliates thereof) of Old Jerell. The total cash consideration is subject to certain post-closing adjustments related to Old Jerell as of the closing date. In order to facilitate these post-closing adjustments and provide a source of recovery for any breaches of representations by Old Jerell, the shareholders of Old Jerell have deposited $2.0 million in escrow with Chase Bank of Texas to be held until January 13, 2000. In addition, a shareholder of Old Jerell also deposited $1.5 million with Chase Bank of Texas of which various amounts will be distributed to the shareholder in annual installments through January 13, 2002.

Pursuant to the Agreement, Haggar also paid $0.4 million to a certain executive officer of Old Jerell in consideration for a covenant not to compete with New Jerell. Immediately subsequent to the acquisition, Haggar repaid $4.7 million in indebtedness incurred by Old Jerell pursuant to a third party factoring agreement. In addition, Haggar incurred approximately $0.2 million in expenses attributable to the acquisition. Of the $42.2 million aggregate acquisition cost, Haggar borrowed $20.0 million under its existing credit facility with Chase Bank of Texas, received $2.8 million from the repayment of loans from certain shareholders of Old Jerell, and funded the balance from working capital.

PART II.  OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) 10 Fifth Amendment to First Amended and Restated Credit Agreement dated December 29, 1998, between the Company and Chase Bank of Texas, as agent for a bank syndicate.

             27  Financial Data Schedule

        (b) On January 28, 1999, a report on Form 8-K was filed concerning the Company's acquisition of Jerell, Inc. ("Jerell") on January 13, 1999. Jerell is engaged in the design and marketing of women's apparel. Jerell's audited financial statements for the year ended
                 October 31, 1998 and the Company's unaudited condensed pro forma consolidated balance sheet as of September 30, 1998 and unaudited condensed pro forma consolidated statement of operations for the year ending September 30, 1998 were filed as part of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Haggar Corp.,

Date: February 9, 1999                     By:    /s/ David M. Tehle
                                                --------------------
                                                David M. Tehle
                                                Sr. Vice President
                                                Chief Financial Officer

                                                Signed on behalf of the
                                                registrant and as principal
                                                financial officer.