Form 10-Q
period 1999-03-31
HAGGAR CORP
filed 1999-05-11
CIK 892533

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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


As of May 5, 1999, there were 7,187,393 shares of the Registrant's Common Stock outstanding.

                           HAGGAR CORP. AND SUBSIDIARIES

                                       INDEX


Part I. Financial Information

        Item 1. Financial Statements

             Consolidated Statements of Operations
             (Three and six months ended March 31, 1999 and 1998)             3

             Consolidated Balance Sheets
             (As of March 31, 1999 and September 30, 1998)                    4

             Consolidated Statements of Cash Flows
             (Six months ended March 31, 1999 and 1998)                       5

             Notes to Consolidated Financial Statements                     6-9

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10-14


        Item 3.  Quantitative and Qualitative Disclosures about Market
                 Risk                                                        15

Part II.Other Information.

        Item 4.   Submission of Matters to a Vote of Security Holders        15

        Item 6.  Exhibits and Reports on Form 8-K                            16

        Signature                                                            16

                           HAGGAR CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended                Six Months Ended
                                                            March 31,                        March 31,
                                                   --------------------------       --------------------------
                                                      1999            1998             1999            1998
                                                   -----------    -----------       -----------    -----------
Net sales                                          $   120,263    $    94,683       $   205,057    $   197,154

Cost of goods sold                                      82,531         65,269           137,669        136,826
                                                   -----------    -----------       -----------    -----------

Gross profit                                            37,732         29,414            67,388         60,328

Selling, general and administrative expenses           (34,815)       (27,258)          (63,588)       (56,191)

Royalty income, net                                        888            562             1,229          1,088
                                                   -----------    -----------       -----------    -----------

Operating income                                         3,805          2,718             5,029          5,225

Other income                                               530             67               886            270

Interest expense                                        (1,127)          (868)           (1,900)        (1,741)
                                                   ------------   ------------      ------------   -----------

Income from operations before provision
     for income taxes                                    3,208          1,917             4,015          3,754

Provision  for income taxes                              1,313            742             1,626          1,449
                                                   -----------    -----------       -----------    -----------

Net income                                         $     1,895    $     1,175       $     2,389    $     2,305
                                                   ===========    ===========       ===========    ===========

Net income per share - Basic and Diluted           $      0.25    $      0.14       $      0.31    $      0.27
                                                   ===========    ===========       ===========    ===========

Weighted average shares outstanding - Basic              7,615          8,551             7,666          8,551
                                                   ===========    ===========       ===========    ===========

Weighted average shares outstanding - Diluted            7,615          8,596             7,673          8,596
                                                   ===========    ===========       ===========    ===========

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         March 31,
                                                                            1999          September 30,
                                                                         (unaudited)          1998
                                                                         -----------      -------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $    11,284      $    20,280
      Accounts receivable, net                                                48,545           63,613
      Due from factor                                                         11,056                -
      Inventories                                                             95,307           92,244
      Deferred tax benefit                                                    10,824            7,623
      Other current assets                                                     1,678            1,557
                                                                         -----------      -----------
           Total current assets                                              178,694          185,317

Property, plant, and equipment, net                                           62,129           64,424
Goodwill, net                                                                 28,361                -
Other assets                                                                   3,772            2,234
                                                                         -----------      -----------
Total Assets                                                             $   272,956      $   251,975
                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $    23,773      $    22,995
      Accrued liabilities                                                     25,260           20,299
      Accrued wages and other employee compensation                            3,771            6,398
      Accrued workers' compensation expense                                    4,666            4,564
      Short-term borrowings                                                        -            3,453
      Current portion of long-term debt                                        3,854            3,854
                                                                         -----------      -----------
           Total current liabilities                                          61,324           61,563

Long-term debt                                                                50,737           24,937
                                                                         -----------      -----------
Total liabilities                                                            112,061           86,500

STOCKHOLDERS' EQUITY

Commonstock - par value $0.10 per share; 25,000,000
      shares authorized and 8,576,998 shares issued at
      March 31, 1999 and September 30, 1998                                      857              857
Additional paid-in capital                                                    41,860           41,860
Retained earnings                                                            129,963          128,329
                                                                         -----------      -----------
                                                                             172,680          171,046
Less - Treasury stock, 1,120,305 and 525,254 shares at cost at
      March 31, 1999 and September 30, 1998.                                 (11,785)          (5,571)
                                                                         ------------     -----------
      Total stockholders' equity                                             160,895          165,475
                                                                         -----------      -----------
Total Liabilities and Stockholders' Equity                               $   272,956      $  251,975
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

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $     2,389      $     2,305
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              6,769            6,409
    Gain on disposal of property, plant, and equipment                          (471)              (3)
    Changes in assets and liabilities net of effects from the purchase of Jerell, Inc.:
       Accounts receivable, net                                               14,963           17,993
       Due from factor                                                        (5,226)               -
       Inventories                                                             6,141            7,057
       Deferred tax benefit                                                   (2,898)            (981)
       Other current assets                                                      249            1,538
       Accounts payable                                                       (3,410)         (17,460)
       Accrued liabilities                                                     2,304            5,756
       Accrued wages, workers' compensation, and other employee benefits      (2,525)          (1,267)
                                                                         -----------      -----------
          Net cash provided by operating activities                           18,285           21,347

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                               (3,336)          (3,888)
Purchase of Jerell, Inc.                                                     (39,237)               -
Proceeds from the sale of property, plant and equipment, net                     857                9
Increase in other assets                                                        (481)          (1,443)
                                                                         -----------      -----------
          Net cash used in investing activities                              (42,197)          (5,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from short-term borrowings                            (3,453)           1,096
Purchase of treasury stock at cost                                            (6,214)               -
Proceeds from issuance of long-term debt                                      32,000           18,000
Payments on long-term debt                                                    (6,662)         (21,181)
Proceeds from issuance of common stock                                             -               44
Payments of cash dividends                                                      (755)            (855)
                                                                         -----------      -----------
          Net cash provided by (used in) financing activities                 14,916           (2,896)

Increase (decrease) in cash and cash equivalents                              (8,996)          13,129
Cash and cash equivalents, beginning of period                                20,280            2,176
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $    11,284      $    15,305
                                                                         ===========      ===========

Supplemental disclosure of cash flow information
Cash paid for:
    Interest                                                             $     3,707      $     2,092
    Income taxes                                                         $     2,882      $       440

                       The accompanying notes are an integral part of
                          these consolidated financial statements.

                           HAGGAR CORP. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations and cash flows for the three and six months ended March 31, 1999, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 1999, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

ACQUISITION

On January 13, 1999, the Company acquired Jerell Inc., a company engaged in the design and marketing of women's apparel, for an aggregate acquisition cost of $42.7 million. The acquisition cost consists of $36.9 million paid to the shareholders of Jerell, $0.4 million as consideration for a covenant not to compete to an executive officer, $4.7 million paid to a third party factor, and $0.7 million in expenses attributable to the acquisition. In conjunction with the acquisition, the Company received payments of notes receivable due from former stockholders of Jerell Inc. of $2.8 million and payments of $0.7 million from former stockholders of Jerell Inc. for tax withholdings, resulting in a net acquisition cost of $39.2 million. The acquisition was accounted for under the purchase method. Based on preliminary estimates, which may be revised at a later date, the excess consideration paid over the estimated fair value of net assets acquired of approximately $28.7 million was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of 20 years. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition. The following unaudited pro forma financial information combines the results of operations of the Company and Jerell Inc. as if the acquisition had taken place at the beginning of fiscal 1998. These results are not intended to be a projection of future results.

                                                   Three Months Ended           Six Months Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                March 31,                   March 31,
                                                 ----------------------      -----------------------
                                                   1999          1998          1999           1998
                                                   ----          ----          ----           ----
Net sales                                        $120,263      $111,920      $219,241       $224,422

Net income                                          1,895         1,507         1,381          2,265

Net Income per share - Basic and Diluted         $   0.25      $   0.18      $   0.18       $   0.26


In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

        Fair value of assets acquired                                   $46,665
        Cash paid for the capital stock                                  39,237
                                                                        -------
             Liabilities assumed                                        $ 7,428
                                                                        =======

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 26.3% and 28.9% of the Company's net sales for the six months ended March 31, 1999 and 1998, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 11.4% and 10.4% of the Company's net sales for the six months ended March 31, 1999 and 1998, respectively. No other customer accounted for more than 10% of the
Company's net sales.   The Company performs ongoing credit evaluations of its
customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

DUE FROM FACTOR

Jerell Inc., a subsidiary of the Company, has a factoring agreement with a factor for the purpose of providing credit administration. Under the terms of the factoring agreement, the factor purchases substantially all of Jerell's trade accounts receivable without recourse.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 1999, and September 30, 1998 (in thousands):

                                        March 31,              September 30,
                                          1999                      1998
                                        ---------              -------------
        Piece goods                      $10,205                  $ 9,438
        Trimmings & supplies               2,621                    2,669
        Work-in-process                   15,474                   11,390
        Finished garments                 67,007                   68,747
                                         -------                  -------
                                         $95,307                  $92,244
                                         -------                  -------
                                         -------                  -------

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 1999, and September 30, 1998 (in thousands):

                                                    March 31,               September 30,
                                                      1999                       1998
                                                    ---------               -------------

        Borrowings under revolving
            credit line                              $29,000                    $     -

        Industrial Development Revenue Bonds
            with interest at a rate equal
            to that of high-quality, short-term,
            tax-exempt obligations, defined
            (3.85% at March 31, 1999 and
            September 30, 1998), payable in
            annual installments of $100 to $200,
            and a final payment of $2,000 in
            2005, secured by certain buildings
            and equipment                              2,600                      2,700
        Senior Notes Payable                          21,429                     25,000
        Other                                          1,562                      1,091
                                                     -------                    -------
                                                      54,591                     28,791
        Less - Current portion                         3,854                      3,854
                                                     -------                    -------
                                                     $50,737                    $24,937
                                                     =======                    =======

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $1,009,620 at March 31, 1999.

As of March 31, 1999, the Company had a revolving credit line agreement (the "Agreement") with certain banks. During the first quarter, the Company amended the Agreement to accommodate the acquisition of Jerell in the second quarter.
As of March 31, 1999, the Company had additional available borrowing capacity of approximately $62,000,000. The Company incurred approximately $78,000 in commitment fees related to the available borrowing capacity for the six month period ended March 31, 1999. The interest rates for the six months period ended March 31, 1999, ranged from 5.58% to 7.75%. The facility will mature June 30, 2001, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivable and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth, as defined, in excess of $145,000,000 and $55,000,000, respectively, as of March 31, 1999. The Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists.


CONTINGENCIES

On September 22, 1998, Hurricane Georges damaged two of the Company's leased manufacturing facilities. Both facilities are insured for damage to the building, equipment, and inventory, for business interruption. Although the total assessment of damage has not been completed, the range of loss is estimated to be $6.0 to $8.0 million, substantially all of which is expected to be covered by insurance. Insurance proceeds are expected to be used to repair the roofs, fix equipment, and cover the inventory losses. The deductibles for the insurance claims are not considered significant.

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

Options to purchase 1,240,183 and 899,683 common shares at prices ranging from $11.00 to $23.00 were not dilutive and were outstanding for the three and six months ended March 31, 1999. Options to purchase 254,106 and 335,019 common shares at prices ranging from $15.88 to $23.00 were not dilutive and were outstanding for the three and six months ended March 31, 1998. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (in thousands, except per share data):

                                                          Three Months Ended                Six Months Ended
                                                               March 31,                       March 31,
                                                        ---------------------            ---------------------
                                                         1999           1998              1999           1998
                                                        ------         ------            ------         ------
Net income to common stockholders                       $1,895         $1,175            $2,389         $2,305

Weighted average common shares outstanding               7,615          8,551             7,666          8,551

Shares equivalents, due to stock options                     -             45                 7             45
                                                        ------         ------            ------         ------
                                                         7,615          8,596             7,673          8,596
                                                        ======         ======            ======         ======
Net income per share - Diluted                          $ 0.25         $ 0.14            $ 0.31         $ 0.27
                                                        ======         ======            ======         ======

SUBSEQUENT EVENTS

LAWSUIT. On April 28, 1999, a jury returned an approximate $3.6 million verdict against Haggar Clothing Co. and in favor of a former employee relating to claims for wrongful discharge and common law tort. Although the jury returned a verdict, the court has not yet rendered judgment on such verdict. Therefore, the case is presently neither final nor appealable.

The Company believes the verdict in this lawsuit was both legally and factually incorrect. The Company intends to file a motion requesting the court to render judgement in favor of the Company notwithstanding the jury verdict. If the jury verdict is not set aside or modified by the trial court, the Company presently intends to appeal the judgment after it is rendered by the court. The Company, however, is presently unable to determine the likelihood of an unfavorable outcome to such motion or appeals.

DIVIDENDS. On April 27, 1999, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 10, 1999. The dividend of approximately $359,000 will be paid on or before May 24, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


RESULTS OF OPERATIONS

On January 13, 1999, the Company completed its acquisition of Jerell Inc., a company engaged in the design and marketing of women's apparel. The Company's consolidated financial statements incorporate Jerell's activity from the effective date of the acquisition.

The Company's second quarter of fiscal 1999 net income of $1.9 million compares to net income of $1.2 million in the second quarter of fiscal 1998. Net income to common stockholders for the six months ended March 31, 1999, was $2.4 million compared to $2.3 million for the six months ended March 31, 1998. The increase in net income for the three and six months ended March 31, 1999, from 1998 relates to the increase in net sales from Haggar and the inclusion of Jerell's net sales.

Net sales for the quarter ended March 31, 1999, increased 27.0% to $120.3 million from $94.7 million for the second quarter of fiscal 1998. The increase in net sales for the second quarter of fiscal 1999 is the combined result of an 18.7% increase in unit sales, a 2.3% decrease in the average sales price, and the inclusion of Jerell's net sales activities since the acquisition. Net sales for the six months ended March 31, 1999, increased 4.0% to $205.1 million compared to $197.2 million in the prior fiscal year. The 4.0% increase in the first six months of fiscal 1999 is the result of an increase in unit sales and the inclusion of Jerell's net sales activities since the acquisition.

Gross profit as a percentage of net sales increased to 31.4% in the second quarter of fiscal 1999 compared to 31.1% in the second quarter of the prior fiscal year. Gross profit for the first six months of fiscal 1999 increased to 32.9% compared to 30.6% in the first six months of fiscal 1998. The increase in gross profit is primarily the result of fewer inventory markdowns and an improved manufacturing mix, which reduced the Company's cost per unit.

Selling, general and administrative expenses as a percentage of net sales increased slightly to 28.9% in the second quarter of fiscal 1999 compared to 28.8% in the second quarter of fiscal 1998. Actual selling, general and administrative expenses increased to $34.8 million in the second quarter of fiscal 1999 compared to $27.3 million in the same quarter in fiscal 1998. The $7.5 million increase relates to the inclusion of Jerell expenses since the acquisition, the opening and operating of new retail stores, and an increase in benefit costs. For the six months ended March 31, 1999, selling, general and administrative expenses as a percentage of net sales increased to 31.0% compared to 28.5% in the first six months of the prior fiscal year. Actual selling, general and administrative expenses increased to $63.6 million for the six months ended March 31, 1999 compared to $56.2 million in the first six months of the prior fiscal year. The increase of $7.4 million in selling, general and administrative expenses for the first six months of fiscal 1999 compared to fiscal 1998 includes a $2.8 million increase in advertising expenses, a $1.0 million increase related to the opening and operating of new retail stores, and the inclusion of Jerell expenses since the acquisition. These increases are offset by $1.3 million in lower shipping expenses. At the end of the second quarter of fiscal 1999, 60 retail stores were open and operational as compared to 49 stores at the end of the same period one year ago.

Other income increased to $0.5 million in the second quarter of fiscal 1999 compared to $0.1 million in the same quarter last year. For the first six months of fiscal 1999, other income increased to $0.9 million compared to $0.3 million for the same period last year. The increase was primarily the result of gains from the sales of miscellaneous equipment.

In the second quarter of fiscal 1999, the provision for income taxes increased as a percentage of income before taxes to 40.9% from 38.7% for the same quarter last year. For the six months ended March 31, 1999, the provision for income taxes increased as a percentage of income before taxes to 40.5% from 38.6% for the same period last year. The increases are a result of the nondeductibility of goodwill amortization related to the Jerell acquisition, thereby increasing the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable, including amounts due from factor, decreased approximately $4.0 million to $59.6 million at March 31, 1999, from $63.6 million at September 30, 1998. This decrease in trade accounts receivable is primarily the result of seasonal reductions in sales partially offset by the inclusion of Jerell's trade receivables.

Inventories as of March 31, 1999, increased to $95.3 million from $92.2 million at September 30, 1998. The increase in inventory levels during the first six months of fiscal 1999 is due to the inclusion of Jerell's inventory.

As of December 31, 1998, the Company had a revolving credit line facility with certain banks. During the first quarter, the Company amended the credit agreement to accommodate the acquisition of Jerell in the second quarter. As of March 31, 1999, the Company had additional available borrowing capacity of approximately $62.0 million. The Company incurred approximately $78,000 in commitment fees related to the available borrowing capacity for the six months ended March 31, 1999. The interest rates for the quarter ended March 31, 1999, ranged from 5.58% to 7.75%. The facility will mature June 30, 2001, with a one year renewal at the option of the banks.

At the end of September 30, 1998, the Company's UK subsidiary, Haggar Apparel, Ltd., maintained a $4.2 million line of credit with a bank in the United Kingdom to fund its operating activities. This line of credit was paid and closed in the second quarter of fiscal 1999.

For the six months ended March 31, 1999, the Company provided cash from operating activities of approximately $18.3 million (net of effects from the purchase of Jerell Inc.). The cash provided is primarily the result of a $15.0 million decrease in accounts receivable and a $6.1 million decrease in inventories, offset by a $3.4 million decrease in accounts payable. For the same period last year, the Company provided cash from operating activities of $21.3 million primarily from a $18.0 million decrease in accounts receivable, a $7.1 million decrease in inventories, and a $5.8 increase in accrued liabilities, offset by a $17.5 million decrease in accounts payable.

The Company used approximately $42.2 million in investing activities for the six months ended March 31, 1999. The Company purchased property, plant and equipment of $3.3 million and acquired Jerell for $39.2 million during the six months ended March 31, 1999. For the six months ended March 31, 1998, approximately $5.3 million in cash flow was used by investing activities primarily as the result of purchasing property, plant and equipment.

Cash flows provided from financing activities of $14.9 million for the six months ended March 31, 1999, were primarily the result of a net increase in long-term debt of $25.3 million, the $3.5 million payment of short-term borrowings and the purchase of $6.2 million in treasury stock. Comparatively, cash flows used in financing activities for the same period last year, were primarily the result of a $3.2 million net decrease in long-term debt.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

YEAR 2000 CONSIDERATIONS

GENERAL. The Year 2000 issue concerns the inability of some computerized systems to properly process date-sensitive information on and after January 1, 2000, because of the use of only the last two digits to identify a year. The Company has a full-time project manager coordinating the assessment and remediation of Year 2000 issues affecting the Company. The project manager and team leaders from various areas within the Company continue to implement a plan to accomplish the remediation necessary to prepare the Company for the Year 2000. The Year 2000 steering committee, composed of members from various functional groups, provides oversight by reviewing and evaluating the progress of the Year 2000 program. The Company presently expects that all of its core operations and essential functions will be ready for the Year 2000 transition.

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

        REQUIRED: These are systems needed to remain competitive or in compliance with regulatory requirements (e.g., voice mail and executive information systems).

        DESIRABLE: These systems enable employees to work more efficiently (e.g., pagers, fax machines and postage meters).

The approximate percentage of completion of remediation within each system category and priority level as of April 28, 1999, are set forth in the table below for the Company, excluding Jerell.

                                Critical (%)      Priority (%)       Required (%)      Desirable (%)
                                --------          --------           --------          ---------
       Business Systems            86                75                 100               N/A

       Hardware/PC
       Software                    75                36                  64                83

       Engineering Systems         78                69                   -                81

       Facilities Systems         100                66                  83               100

Overall, the Company's Year 2000 compliance program was approximately 74% complete as of April 28, 1999, which was substantially on schedule with the program plan, as compared to 48% complete as of January 20, 1999.

During the second quarter of fiscal 1999, the Company acquired Jerell Inc. The Company's Year 2000 project manager has worked with a team from Jerell to integrate their remediation plans and classify their systems using the categories and priorities discussed above. The approximate percentage of completion of remediation within each system category and priority level as of April 28, 1999, are set forth in the table below for Jerell.

                                Critical (%)      Priority (%)       Required (%)      Desirable (%)
                                --------          --------           --------          ---------
       Business Systems            87                83                  81                80

       Hardware/PC
       Software                    13                 8                   -                 -

       Engineering Systems         16               N/A                 N/A               N/A

       Facilities Systems          13                 1                   8                 -


Overall, Jerell's Year 2000 compliance program was approximately 43% complete as of April 28, 1999, which was substantially on schedule with the program plan.

In addition to its internal Year 2000 compliance program, the Company has requested information from a majority of its customers and vendors concerning their Year 2000 compliance. Responses have been received from most key customers indicating that they do not presently anticipate any significant Year 2000 problems. The Company received responses from many of its key vendors and is continuing to collect and review responses from vendors. The Company intends to continue to communicate with its key customers and vendors as more information becomes available in order to further evaluate potential risks to the Company's business operations.

COSTS TO ADDRESS YEAR 2000 ISSUES. The Company is executing its Year 2000 program primarily with existing internal resources. The principal costs associated with these internal resources are payroll and employee benefits of the information systems group. However, the Company does not separately track the internal costs attributable to the Year 2000 program.

The Company has also incurred costs for contract programmers and systems upgrades in connection with its Year 2000 program. As a result of Year 2000 issues, the Company has elected to upgrade its accounting, order processing, manufacturing, and electronic data interchange software; retail store systems; distribution conveyor systems; and most PC hardware and software systems. No other significant projects have been accelerated or deferred due to Year 2000 issues. The costs of these programmers and upgrades have not been, and are not expected to be in the future, material to the results of operations or the financial condition of the Company. All costs of Year 2000 compliance are recorded in the period incurred.

RISKS OF YEAR 2000 ISSUES. The Company does not presently anticipate any considerable delays or exceptions to the scheduled substantial completion of its Year 2000 program by the end of August 1999 for Haggar and September 1999 for Jerell. Therefore, any adverse consequences from Year 2000 issues would result from presently unforeseen circumstances. Although, the Company has not yet developed any worst case Year 2000 scenarios, the Company has begun to analyze potential risks and adverse scenarios.

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

CONTINGENCY PLANS. To date, the Company has focused on the conversion or replacement of its systems and the evaluation of the Year 2000 compliance of its significant customers and vendors. During the third quarter of fiscal 1999, the Company expects to further develop contingency plans for potential risks such as interruptions in the supply chain, transportation delays and communications breakdowns with customers and vendors. These contingency plans may include the use of substitute vendors or alternate product designs that do not use raw materials from non-compliant vendors.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates, which may adversely affect it financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments. The Company is exposed to interest rate risk primarily though its borrowing activities. As of March 31, 1999, the Company had outstanding $29 million under its revolving credit line agreement and $21 million in senior notes payable. See Item 1. - Notes to Consolidated Financial Statements - Long-term Debt for additional discussion of the terms of the Company's credit facility and the senior notes payable. The fair values of the borrowings under the revolving credit line and the senior notes approximate the carrying values of the respective obligations.


PART II.  OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on February 10, 1999. At such meeting, Norman E. Brinker and John C. Tolleson were elected to serve as Class III directors of the Company for a three year term and until their respective successors are elected and qualified. Of the 6,854,117 shares represented at the meeting in person or by proxy, Mr. Brinker and Mr. Tolleson received 5,921,486 and 6,469,001 votes, respectively, for their election as Class III directors. The other directors whose term of office continued after the meeting are J.M. Haggar III, Frank D. Bracken, Richard W. Heath, and Rae F. Evans.

The appointment of Arthur Andersen LLP was ratified with 6,842,751 shares voted for, 5,813 shares voted against, no broker non-votes and 5,553 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit 27  Financial Data Schedule

          (b) On January 28, 1999, a report on Form 8-K was filed concerning the Company's acquisition of Jerell Inc. ("Jerell") on January 13, 1999. Jerell is engaged in the design and marketing of women's apparel. Jerell's audited financial statements for the year ended October 31, 1998, and the Company's unaudited condensed pro forma consolidated balance sheet as of September 30, 1998 and unaudited condensed pro forma consolidated statement of operations for the year ending September 30, 1998 were filed as part of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Haggar Corp.,


Date:  May 5, 1999                      By:  /s/ David M. Tehle
                                             ------------------------------
                                             David M. Tehle
                                             Senior Vice President,
                                             Chief Financial Officer

                                             Signed on behalf of the
                                             registrant and as principal
                                             financial officer.