Form 10-Q
period 1999-06-30
HAGGAR CORP
filed 1999-08-16
CIK 892533

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


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

As of August 13, 1999, there were 7,185,393 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

       Item 1. Financial Statements

           Consolidated Statements of Operations
           (Three and nine months ended June 30, 1999 and 1998)                             3

           Consolidated Balance Sheets
           (As of June 30, 1999 and September 30, 1998)                                     4

           Consolidated Statements of Cash Flows
           (Nine months ended June 30, 1999 and 1998)                                       5

           Notes to Consolidated Financial Statements                                     6-9

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                   10-15

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 16

Part II. Other Information.

       Item 6.  Exhibits and Reports on Form 8-K                                           17

Signature                                                                                  17

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                      1999            1998             1999            1998
                                                   -----------    -----------       -----------    -----------
Net sales                                          $   107,215    $    90,192       $   312,272    $   287,346

Cost of goods sold                                      71,946         61,577           209,627        198,403
                                                   -----------    -----------       -----------    -----------
     Gross profit                                       35,269         28,615           102,645         88,943

Selling, general and administrative expenses           (32,339)       (26,687)          (95,916)       (82,877)

Royalty income, net                                        569            482             1,798          1,570
                                                   -----------    -----------       -----------    -----------

Operating income                                         3,499          2,410             8,527          7,636

Other income, net                                          338            469             1,224            739

Interest expense                                          (966)          (883)           (2,865)        (2,625)
                                                   -----------    -----------       -----------    -----------

Income from operations before provision
     for income taxes                                    2,871          1,996             6,886           5,750

Provision for income taxes                               1,046            765             2,673           2,215
                                                   -----------    -----------       -----------    ------------

Net income                                         $     1,825    $     1,231       $     4,213    $      3,535
                                                   ===========    ===========       ===========    ============

Basic and Diluted Net income per share             $      0.25    $      0.14       $      0.56    $       0.41
                                                   ===========    ===========       ===========    ============

Weighted average shares outstanding- Basic               7,235          8,567             7,523           8,567
                                                   ===========    ===========       ===========    ============

Weighted average shares outstanding- Diluted             7,274          8,607             7,561           8,587
                                                   ===========    ===========       ===========    ============

                         The accompanying notes are an integral part
                          of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  June 30,
                                                                    1999       September 30,
                                                                 (unaudited)      1998
                                                                 -----------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                    $     5,936   $    20,280
    Accounts receivable, net                                          39,348        63,613
    Due from factor                                                    6,899             -
    Inventories                                                       96,186        92,244
    Deferred tax benefit                                              12,561         7,623
    Other current assets                                               5,511         1,557
                                                                 -----------   -----------
          Total current assets                                       166,441       185,317

Property, plant, and equipment, net                                   60,661        64,424
Goodwill, net                                                         28,414             -
Other assets                                                           3,459         2,234
                                                                 -----------   -----------
Total Assets                                                     $   258,975   $   251,975
                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $    31,161   $    22,995
    Accrued liabilities                                               31,788        20,299
    Accrued wages and other employee compensation                      5,050         6,398
    Accrued workers' compensation expense                              5,419         4,564
    Short-term borrowings                                                  -         3,453
    Current portion of long-term debt                                  3,854         3,854
                                                                 -----------   -----------
          Total current liabilities                                   77,272        61,563

Long-term debt                                                        21,734        24,937
                                                                 -----------   -----------
Total liabilities                                                     99,006        86,500

STOCKHOLDERS' EQUITY
Common stock - par value $0.10 per share; 25,000,000
    shares authorized and 8,576,998 shares issued at
    June 30, 1999 and September 30, 1998                                 857           857
Additional paid-in capital                                            41,860        41,860
Retained earnings                                                    131,789       128,329
                                                                 -----------   -----------
                                                                     174,506       171,046
Less - Treasury stock, 1,391,605 and 525,254 shares
    at cost at June 30, 1999 and September 30, 1998                  (14,537)       (5,571)
                                                                 -----------   -----------
    Total stockholders' equity                                       159,969       165,475
                                                                 -----------   -----------
Total Liabilities and Stockholders' Equity                       $   258,975   $   251,975
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

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                          Nine Months Ended
                                                                                June 30,
                                                                     --------------------------
                                                                        1999            1998
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $     4,213    $     3,535
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                         10,042          9,614
    Gain on disposal of property, plant, and equipment                      (578)           (64)
    Changes in assets and liabilities, net of effects
    from the purchase of Jerell, Inc.:
       Accounts receivable, net                                           24,160         25,292
       Due from factor                                                    (1,069)             -
       Inventories                                                         5,262          4,982
       Deferred tax benefit                                               (4,635)           382
       Other current assets                                               (3,584)         2,170
       Accounts payable                                                    3,978        (10,807)
       Accrued liabilities                                                 8,832         (5,014)
       Accrued wages, workers' compensation and other
         employee benefits                                                  (493)        (1,879)
                                                                     -----------    -----------
          Net cash provided by operating activities                       46,128         28,211

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                           (5,158)        (6,771)
Purchase of Jerell, Inc.                                                 (39,257)             -
Proceeds from the sale of property, plant and equipment                    1,336             99
Increase in other assets                                                    (555)        (1,281)
                                                                     -----------    -----------
          Net cash used in investing activities                          (43,634)        (7,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from short-term borrowings                        (3,453)         1,360
Purchase of Treasury stock at cost                                        (8,966)             -
Proceeds from issuance of long-term debt                                  33,000         18,000
Proceeds from issuance of common stock                                         -            218
Payments on long-term debt                                               (36,664)       (21,340)
Payments of cash dividends                                                  (755)        (1,280)
                                                                     -----------    -----------
          Net cash used in financing activities                          (16,838)        (3,042)

Increase (decrease) in cash and cash equivalents                         (14,344)        17,216
Cash and cash equivalents, beginning of period                            20,280          2,176
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $     5,936    $    19,392
                                                                     ===========    ===========

Supplemental disclosure of cash flow information
Cash paid for:
  Interest                                                           $     4,079    $     3,097
  Income taxes                                                       $     7,140    $       817


                         The accompanying notes are an integral part
                          of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and nine months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 1999, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

ACQUISITION

On January 13, 1999, the Company through its main operating subsidiary Haggar Clothing Co., acquired Jerell, Inc., a company engaged in the design and marketing of women's apparel, for an aggregate acquisition cost of $42.7 million. The acquisition cost consists of $36.9 million paid to the shareholders of Jerell, $0.4 million as consideration for a covenant not to compete to an executive officer, $4.7 million paid to a third party factor, and $0.7 million in expenses attributable to the acquisition. In conjunction with the acquisition, the Company received payments of notes receivable due from former stockholders of Jerell, Inc. of $2.8 million and payments of $0.7 million from former stockholders of Jerell, Inc. for tax withholdings, resulting in a net acquisition cost of $39.3 million. The acquisition was accounted for under the purchase method. Based on current estimates, which may be revised at a later date, the excess consideration paid over the estimated fair value of net assets acquired of approximately $29.1 million was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of 20 years. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition. The following unaudited pro forma financial information combines the results of operations of the Company and Jerell, Inc. as if the acquisition had taken place at the beginning of fiscal 1998. These results are not intended to be a projection of future results.

                                                   Three Months Ended                Nine Months Ended
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            June 30,                         June 30,
                                                ---------------------------    ----------------------------
                                                     1999           1998           1999            1998
                                                     ----           ----           ----            ----
     Net sales                                    $ 107,215      $ 106,210       $ 326,456       $ 320,601

     Net income                                       1,825          1,291           3,205           3,927

     Net Income per share - Basic and Diluted     $    0.25      $    0.15       $    0.56       $    0.46


In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

         Fair value of assets acquired                            $46,665
         Net cash paid for Jerell Inc.                             39,257
                                                                  -------
              Liabilities assumed                                 $ 7,408
                                                                  ========

CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 26.6% and 29.8% of the Company's net sales for the nine months ended June 30, 1999 and 1998, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 13% and 10.3% of the Company's net sales for the nine months ended June 30, 1999 and 1998, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

DUE FROM FACTOR

Jerell, Inc., a subsidiary of Haggar Clothing Co., has a factoring agreement with a factor for the purpose of providing credit administration. Under the terms of the factoring agreement, the factor purchases substantially all of Jerell's trade accounts receivable without recourse.

INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 1999, and September 30, 1998 (in thousands):

                                                       June 30,       September 30,
                                                        1999               1998
                                                     -----------      ------------
              Piece goods                            $     7,971      $     9,438
              Trimmings & supplies                         3,370            2,669
              Work-in-process                             19,091           11,390
              Finished garments                           65,754           68,747
                                                     -----------      -----------
                                                     $    96,186      $    92,244
                                                     ===========      ===========


Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT.

Long-term debt consisted of the following at June 30, 1999, and September 30, 1998 (in thousands):

                                                              June 30,       September 30,
                                                               1999              1998
                                                           -----------       -------------
              Senior Notes Payable                         $    21,429        $    25,000
              Industrial Development Revenue
                 Bonds with interest at a rate equal
                 to that of high-quality, short-term,
                 tax-exempt obligations, as defined
                 (3.85% at June 30, 1999),
                 payable in annual installments of
                 $100, and a final payment of $2,000
                 in 2005, secured by certain buildings
                 and equipment                                   2,600              2,700
              Other                                              1,559              1,091
                                                           -----------        -----------
                                                                25,588             28,791
              Less - Current portion                             3,854              3,854
                                                           -----------        -----------
                                                           $    21,734        $    24,937
                                                           ===========        ===========


Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $972,720 at June 30, 1999.

As of June 30, 1999, the Company had a $100 million revolving credit line agreement (the "Agreement") with certain banks. As of June 30, 1999, the Company had additional available borrowing capacity of approximately $82.0 million. The Company incurred approximately $78,000 in commitment fees related to the available borrowing capacity during the nine month period ended June 30, 1999. The interest rates for the nine month period ended June 30, 1999, ranged from 5.58% to 7.75%. The facility will mature June 30, 2002, with a one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivable and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. The Agreement requires the Company and Haggar Clothing Co. to maintain net worth, as defined in the Agreement, in excess of $144,806,000 and $55,000,000, respectively, as of June 30, 1999. The
Agreement requires the Company to maintain a net worth in excess of the net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

CONTINGENCIES

HURRICANE

On September 22, 1998, Hurricane Georges damaged two of the Company's leased manufacturing facilities. Both facilities are insured for damage to the building, equipment, inventory, and for business interruption. Although the total assessment of damage has not been completed, the Company recognized a gain of $2.0 million related to the building and equipment claims in the third quarter of fiscal 1999. The hurricane damage is not considered unusual or extraordinary, therefore the gain was included in selling, general and administrative expenses. The Company is in the process of finalizing the inventory and business interruption losses. The range of loss is estimated to be approximately $3.0 million to $5.0 million, substantially all of which is expected to be covered by insurance.

LAWSUIT

 On April 28, 1999, a jury returned an approximate $3.6 million verdict against Haggar Clothing Co. and in favor of a former employee relating to claims for wrongful discharge and common law tort. Although the jury returned a verdict, the court has not yet rendered judgment on such verdict. Therefore, the case is presently neither final nor appealable.

The Company believes the verdict in this lawsuit was both legally and factually incorrect. The Company filed and argued a motion requesting the court to render judgment in favor of the Company notwithstanding the jury verdict. The court has not ruled on this motion. If the jury verdict is not set aside or modified by the trial court, the Company presently intends to appeal the judgment after it is rendered by the court. The Company, however, is presently unable to determine the likelihood of an unfavorable outcome to such motion or appeals.

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT.

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

Options to purchase 859,956 and 884,956 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the three and nine months ended June 30, 1999. Options to purchase 220,999 common shares at prices ranging from $15.88 to $23.00 were not dilutive and were outstanding for the three and nine months ended June 30, 1998. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (unaudited, in thousands, except per share data):

                                                      Three Months Ended                 Nine Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                      1999            1998             1999            1998
                                                   -----------    -----------       -----------    -----------
Net income (loss) to common stockholders           $     1,825    $     1,231       $     4,213    $     3,535

Weighted average common shares outstanding               7,235          8,567             7,523          8,567

Shares equivalents, due to stock options                    39             40                38             20
                                                   -----------    -----------       -----------    -----------
                                                         7,274          8,607             7,561          8,587
                                                   ===========    ===========       ===========    ===========

Net Income (loss) per share - Diluted              $      0.25           0.14             $0.56           0.41
                                                   ===========    ===========       ===========    ===========


SUBSEQUENT EVENTS.

Subsequent to June 30, 1999, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 2, 1999. The dividend of approximately $359,000 will be paid on or before August 16, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

RESULTS OF OPERATIONS

On January 13, 1999, the Company completed its acquisition of Jerell, Inc., a company engaged in the design and marketing of women's apparel. The Company's consolidated financial statements incorporate Jerell's activity from the effective date of the acquisition.

Net sales for the third quarter ended June 30, 1999, increased 18.9% to $107.2 million from $90.2 million for the third quarter of fiscal 1998. The increase in net sales for the third quarter of fiscal 1999 is the combined result of a 12.5% increase in unit sales, a 4.3% decrease in the average sales price, and the inclusion of Jerell's net sales since the acquisition. Net sales for the nine months ended June 30, 1999, increased 8.7% to $312.3 million compared to $287.3 million in the prior fiscal year. The increase in the first nine months of fiscal 1999 was the result of a 5.4% increase in unit sales, a 3.5% decrease in the average sales price, and the inclusion of Jerell's net sales since the acquisition.

Gross profit as a percentage of net sales increased to 32.9% in the third quarter of fiscal 1999 compared to 31.7% in the third quarter of the prior fiscal year. Gross profit as a percentage of net sales for the first nine months of fiscal 1999 increased to 32.9% compared to 31.0% in the first nine months of fiscal 1998. The increase in gross profit is primarily the result of fewer inventory markdowns and an improved manufacturing mix.

Selling, general and administrative expenses as a percentage of net sales increased to 30.2% in the third quarter of fiscal 1999 compared to 29.6% in the third quarter of fiscal 1998. Actual selling, general and administrative expenses increased to $32.3 million in the third quarter of fiscal 1999 compared to $26.7 million in the same quarter in fiscal 1998. The $5.6 million increase relates to the inclusion of Jerell's operating expenses of $4.0 million, increases in legal costs and contingencies of $1.5 million, the opening and operating of new retail stores of $1.1 million, offset partially by a $2.0 million gain related to insurance recoveries. For the nine months ended June 30, 1999, selling, general and administrative expenses as a percentage of net sales increased to 30.7% compared to 28.8% in the first nine months of the prior fiscal year. Actual selling, general and administrative expenses increased to $95.9 million for the nine months ended June 30, 1999, compared to $82.9 million in the first nine months of the prior fiscal year. The increase of $13.0 million in selling, general and administrative expenses for the first nine months of fiscal 1999 compared to fiscal 1998 includes a $2.5 million increase in advertising expenses, a $1.3 million increase related to the opening and operating of new retail stores, and the inclusion of Jerell expenses since the acquisition. These increases are offset by $1.0 million in lower shipping expenses. At the end of the third quarter of fiscal 1999, 62 retail stores were open and operational as compared to 52 stores at the end of the same period last year.

Other income decreased to $0.3 million in the third quarter of fiscal 1999 compared to $0.5 million in the same quarter last year. For the first nine months of fiscal 1999, other income increased to $1.2 million compared to $0.7 million for the same period last year. The increase was primarily the result of gains from the sales of miscellaneous sewing equipment.

In the third quarter of fiscal 1999 and 1998, the provisions for income taxes, as a percentage of income before taxes, were 36.4% and 38.3%, respectively. For the nine months ended June 30, 1999 and 1998, the provisions for income taxes, as a percentage of income before taxes, were 38.8% and 38.5%, respectively. The effective tax rate differed from the statutory federal rate of 34% primarily due to state income taxes and the nondeductibility of goodwill amortization related to the Jerell acquisition.

The Company's third quarter of fiscal 1999 net income to common stockholders of $1.8 million compares to a net income of $1.2 million in the third quarter of fiscal 1998. Net income to common stockholders for the nine months ended June 30, 1999, was $4.2 million compared to a net income of $3.5 million for the nine months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable, including amounts due from factor, decreased approximately $17.4 million to $46.2 million at June 30, 1999, from $63.6 million at September 30, 1998. This decrease in trade accounts receivable is mainly the result of seasonal reductions in sales partially offset by the inclusion of Jerell's trade receivables.

Inventories as of June 30, 1999, increased to $96.2 million from $92.2 million at September 30, 1998. The increased inventory as of June 30, 1999, is due to the inclusion of Jerell's inventory.

As of June 30, 1999, the Company had a revolving credit line facility with certain banks with additional available borrowing capacity of approximately $82.0 million. The Company incurred approximately $78,000 in commitment fees related to the available borrowing capacity for the nine months ended June 30, 1999. The interest rates for the quarter ended June 30, 1999, ranged from 5.58% to 7.75%. The facility will mature June 30, 2001, with a one year renewal at the option of the banks.

For the nine months ended June 30, 1999, the Company provided cash from operating activities of approximately $46.1 million (net of effects from the purchase of Jerell, Inc.). The cash provided is primarily the result of a $24.2 million decrease in accounts receivable, an $8.8 million increase in accrued liabilities and a $5.3 million decrease in inventories, offset by a $4.6 million increase in deferred tax benefits and $3.6 million increase in other current assets. For the same period last year, the Company provided cash from operating activities of $28.2 million primarily from a $25.3 million decrease in accounts receivable offset by a $10.8 million decrease in accounts payable.

The Company used approximately $43.6 million in investing activities for the nine months ended June 30, 1999. The Company purchased property, plant and equipment of $5.2 million and acquired Jerell for $39.3 million during the nine months ended June 30, 1999. For the nine months ended June 30, 1998, investing activities used approximately $7.9 million in cash flow, primarily as the result of purchasing property, plant and equipment.

Cash flows used in financing activities of $16.8 million for the nine months ended June 30, 1999, were primarily the result of a net payment of long-term debt of $3.7 million, the $3.5 million payment of short-term borrowings and the purchase of $9.0 million in treasury stock. Comparatively, cash flows used in financing activities for the same period last year, were primarily the result of a $3.3 million net decrease in long-term debt.

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

The approximate percentage of completion of remediation within each system category and priority level as of August 4, 1999, are set forth in the table below for the Company, excluding Jerell.

                              CRITICAL (%)    PRIORITY (%)    REQUIRED (%)   DESIRABLE (%)
                              --------        --------        --------       ---------
       Business Systems
                                    96              99             100            N/A
       Hardware/PC
       Software                     86              86              98            100

       Engineering Systems          93              85              96             99

       Facilities Systems          100             100             100            100


Overall, the Company's excluding Jerell Year 2000 compliance program was approximately 93% complete as of August 4, 1999, and was substantially on schedule with the program plan, as compared to 74% complete as of April 28, 1999.

The approximate percentage of completion of remediation within each system category and priority level as of August 4, 1999, are set forth in the table below for Jerell.

                              CRITICAL (%)    PRIORITY (%)    REQUIRED (%)   DESIRABLE (%)
                              --------        --------        --------       ---------
       Business Systems             99              99             100              96

       Hardware/PC
       Software                     64              87              27              72

       Engineering Systems          71             N/A             N/A             N/A

       Facilities Systems           84             100              58             100


Overall, Jerell's Year 2000 compliance program was approximately 84% complete as of August 4, 1999, as compared to 43% complete as of April 28, 1999, and was substantially on schedule with the program plan.

In addition to its internal Year 2000 compliance program, the Company has requested information from a majority of its customers and vendors concerning their Year 2000 compliance. Responses have been received from most key customers indicating that they do not presently anticipate any significant Year 2000 problems. The Company received responses from most of its key vendors indicating that they do not presently anticipate any significant Year 2000 problems. The Company intends to continue to communicate with its key customers and vendors as more information becomes available in order to further evaluate potential risks to the Company's business operations. This portion of the Jerell program should be completed in the fourth quarter of fiscal 1999.

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

CONTINGENCY PLANS. During the third quarter of fiscal 1999, the Company, excluding Jerell, developed contingency plans for potential risks such as interruptions in supply chain, transportation delays and communications breakdowns with foreign vendors. Contingency plans for Jerell will be finalized in the fourth quarter of fiscal 1999. The Company generated risk analysis reports from the testing of systems and the responses received from customers and vendors. The reports were divided between internal and external risks.

The internal risks relate to the Company's systems and facilities. The Company conducted extensive testing, which assured the Company that date changes will not affect its systems before, during or after January 1, 2000. Although the Company does not anticipate any problems with its systems, there will be increased MIS staff coverage from December 30, 1999, to January 15, 2000, and longer, if necessary. In addition, facilities staff will be on site during the January 1 weekend to confirm that building and mechanical systems are operating as expected.

The external risk categories covered in the reports are customers, importers, piece goods and trim suppliers, manufacturing contractors, licensees, transportation and utility vendors. The Company's senior managers used risk analysis reports to develop contingency plans where necessary. A summary of the plans follows:

         CUSTOMERS: All of the Company's major customers have indicated that they will be ready for the Year 2000. Year 2000 testing has confirmed that the Company can accept orders into the year 2000 in the formats used by all EDI trading partners. As a result, the Company has not developed a contingency plan related to customers.

         IMPORTERS: The majority of the Company's importers have indicated that they will be ready for the Year 2000. A review of the Company's normal processes indicates no need for a contingency plan.

         PIECE GOODS AND TRIM SUPPLIERS: The majority of the Company's key suppliers have indicated that they will be ready for the Year 2000. A review of the Company's normal processes indicates no need for a contingency plan.

         MANUFACTURING CONTRACTORS: All of the contractors have replied that they will be ready for the Year 2000. In addition, although ordinarily the plants are closed at the end of December for the holidays, arrangements have been made to work throughout December.

         LICENSEES: All of the Company's licensees that replied indicated that they will be ready for the Year 2000. Those that have not replied either have immaterial volumes or are close enough geographically that the Company could supply the licensee's customers if necessary.

         TRANSPORTATION: 90% of the Company's freight is handled by carriers that have advised that they are or will be compliant before December 31, 1999. Plans have been made regarding alternative shipping for customers that request a specific carrier if that carrier is unable to transport a shipment when needed.

         UTILITIES: The utility companies for the Company's U.S. facilities have responded that they will be ready, although they will not guarantee 100% compliance. The fuel storage tanks diesel-electric generators at both of the Dominican Republic plants and the Company-owned Mexico plant will be filled before December 20, 1999. The Company has developed a detailed back-up plan for handling activities normally accomplished by data transmission in case there is a disruption in international telecommunications service.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments. The Company is exposed to interest rate risk primarily though its borrowing activities. As of June 30, 1999, the Company had no outstanding debt under its revolving credit line agreement and $22 million in senior notes payable. See Item 1. - Notes to Consolidated Financial Statements - Long-term Debt for additional discussion of the terms of the Company's credit facility and the senior notes payable. The fair values of the borrowings under the revolving credit line and the senior notes approximate the carrying values of the respective obligations.

PART II.  OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       a) Exhibit 10    Sixth Amendment to First Amended and Restated Credit
                        Agreement dated May 28, 1999, between the Company and
                        Chase Bank of Texas, as agent for a bank syndicate.

       b) Exhibit 27    Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Haggar Corp.,



Date:  August 13, 1999                       By: /s/ DAVID M. TEHLE
                                                 -----------------------------
                                                 David M. Tehle
                                                 Senior Vice President,
                                                 Chief Financial Officer

                                                 Signed on behalf of the
                                                 registrant and as principal
                                                 financial officer.