Form 10-K
period 1999-09-30
HAGGAR CORP
filed 1999-12-17
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                 WHICH REGISTERED
----------------------------                    --------------------------------
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
                           Yes          X                 No
                                     --------                      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 1, 1999 there were 7,018,393 shares of common stock outstanding. The aggregate market value of the 6,470,375 shares of the common stock of Haggar Corp. held by nonaffiliates on such date (based on the closing price of these shares on the Nasdaq National Market System) was approximately $79,262,094.

                    DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                       THIS PAGE INTENTIONALLY LEFT BLANK.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION.

Haggar Corp., together with its subsidiaries (collectively the "Company"), designs, manufactures, imports and markets casual and dress men's and women's apparel products including pants, shorts, suits, sportcoats, shirts, dresses, skirts, and vests. Products are offered in a wide variety of styles, fabrics, colors and sizes.

The Company's products are sold primarily through approximately 10,000 retail stores operated by its customers, which include major department stores, specialty stores and mass market retailers throughout the United States. The Company offers its premium apparel products under the Haggar-Registered Trademark- brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The Horizon Group. The Company owns several other trademarks under which it markets or has marketed its products. In addition, the Company's specialty label division offers retailers quality products bearing the retailer's own label.

On January 13, 1999, the Company, through its main operating subsidiary, Haggar Clothing Co., acquired Jerell, Inc. ("Jerell"), a company engaged in the design and marketing of women's apparel. The Company offers its women's apparel products under several trademarks.

The Company also operates retail stores located in outlet malls throughout the United States. As of September 30, 1999, the Company had opened 63 such stores which market first quality Company products to the general public. These stores also serve as a retail-marketing laboratory for the Company. In addition, Jerell operates 3 retail stores offering second quality products to the public.

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

HAGGAR-Registered Trademark-. The Company's Haggar-Registered Trademark-brands represented 67.4% of total apparel sales in fiscal 1999. These brands receive widespread recognition among United States consumers for high quality, affordable men's apparel. The full range of products offered by the Company is marketed under these brands, including dress and casual pants, sportcoats, suits, shirts and shorts. The Company has developed specific product lines under these brands, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company's traditional strength in men's dress apparel. Examples of these lines include Haggar Wrinkle-Free Cottons-Registered Trademark-, City Casuals-TM- and Black Label-TM-. Haggar Wrinkle-Free Cottons-Registered Trademark- offer all the comfort features of 100% cotton pants and maintain their neat appearance, without the need for ironing or dry cleaning. City Casuals-TM- and Black Label-TM- are fashionable lines of coordinated coats, vests, pants and shirts designed to meet the need for "business casual" and high quality casual assortments. The Haggar brand is also licensed to manufacturers of related apparel in categories outside the core product lines of the Company.

Haggar branded products are sold nationwide primarily in major department stores, including J.C. Penney, May Company Department Stores, Federated Department Stores, Mervyn's California and Kohl's Department Stores. The Company also markets its Haggar branded men's clothing through its own retail stores located in outlet malls throughout the United States.

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

JERELL. The Company's women's wear division, Jerell, markets women's sportswear including dresses, skirts, pants, and vests. These product lines are primarily sold to major department stores, including Dillards.

INTRODUCTION OF NEW PRODUCTS.

The Company is emphasizing the introduction of new products in order to capitalize on its brand name recognition and retailer relationships. While the Company has offered casual products in the past, it has increased its efforts in this category through aggressive marketing and expansion of its lines of Haggar Wrinkle-Free Cottons-Registered Trademark-, City Casuals-TM-and Black Label-TM-. In 1999, the Company introduced its Stonewashed Khakis, and continues to develop new products. The Company continues to emphasize its lines of shirts designed to complement its pant product lines. While there is substantial competition in these markets, the Company believes that it is well positioned to take advantage of market opportunities.

DEPENDENCE ON KEY CUSTOMERS.

The number of major apparel retailers has decreased in recent years, and the retail apparel industry continues to undergo consolidation. The Company's five largest customers accounted for 55.4%, 57.4%, and 54.0% of net sales during the fiscal years ending September 30, 1999, 1998 and 1997, respectively. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 24.8%, 27.9%, and 27.3% of the Company's net sales during the fiscal years ending September 30, 1999, 1998 and 1997, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 11.2%, 10.4% and 7.1% of the Company's net sales during the fiscal years ending September 30, 1999, 1998, and 1997, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company's results of operations. The Company has no long-term commitments or contracts with any of its customers.

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

The principal elements of competition in the apparel industry include style, quality and price of products, brand loyalty, customer service and advertising. The Company's product innovations and value-added services such as floor-ready merchandise, electronic data interchange, fixturing and concept shops position it to compete as a market leader. The Company also believes that its brand recognition, merchandise with relatively low vulnerability to changing fashion trends and affordable pricing enhance its competitive position in the apparel industry. Additionally, the Company believes its advertising campaigns promote consumer demand for its products and enhances its brand and Company image.

DESIGN AND MANUFACTURING.

With limited exceptions, products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

During fiscal 1999, approximately 9.3% of the Company's products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for all of its domestic-made products. A portion of all product lines manufactured by the Company is produced domestically with the exception of shirts and vests. Approximately 23.4% of the Company's foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining 76.6% manufactured by unaffiliated companies in the Far East, Asia, South America, Central America, Mexico and the Dominican Republic.

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

RAW MATERIALS.

Raw materials used in manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton and wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases such items as buttons, thread, zippers and trim from a large number of other suppliers. Ten vendors supplied approximately 57% of the Company's fabric and trim requirements during the fiscal year ended September 30, 1999. The Company has no long-term contracts with any of its suppliers but does not anticipate substantial shortages of raw materials in 2000.

TRADEMARKS.

The Company owns many federal trademark registrations and has several other trademark applications pending in the United States Patent and Trademark Office. The Company has also registered or applied for registration of a number of trademarks for use on a variety of apparel items in various foreign countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the manufacturing and marketing of its products.

The Company seeks to capitalize on consumer recognition and acceptance of the Haggar-Registered Trademark- brands by licensing, both domestically and internationally, the use of these trademarks on a variety of products. Typically, the licensee's agreement with the Company gives it the right to produce, market and sell specified products in a particular country or region under one or more of the Company's trademarks. For example, the Company has granted exclusive domestic licenses to unaffiliated manufacturers for the production and marketing of men's leather goods, neckwear, sweaters, hosiery, dress shirts and outerwear under the Haggar-Registered Trademark- trademark.

SEASONALITY.

In recent history, the Company's sales have exhibited some seasonality with higher sales and income in its second and fourth quarters, which is prior to the selling season for spring and fall merchandise, respectively. (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality).

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

EMPLOYEES.

The Company employs approximately 2,650 persons domestically and 1,600 persons in foreign countries. In 1999, approximately 2,600 employees were engaged in manufacturing operations, and the remainder were employed in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities. None of its domestic employees is covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements covering its foreign employees, applicable labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

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

                                                                Approximate     Owned/        Lease
              Location                        Use             Square Footage    Leased     Expiration
              ---------------------------------------------------------------------------------------

              Dallas, Texas               Headquarters            443,000       Owned
              Dallas, Texas               Jerell Headquarters     121,000       Leased        2000
              Dallas, Texas               Jerell Warehouse &
                                             Distribution          41,000       Leased        2001
              Fort Worth, Texas           Warehouse
                                             & Distribution       660,000       Owned
              Weslaco, Texas              Fabric Cutting          115,000       Owned
              Weslaco, Texas              Warehouse               137,000       Owned
              Edinburg, Texas             Fabric Cutting &
                                             Manufacturing        121,000       Owned
              Leon, Mexico                Manufacturing            39,000       Owned
              La Romana, Dom. Rep.        Manufacturing            41,000       Leased        2001
              Higuey, Dom. Rep.           Manufacturing            13,000       Leased        2011
              Robstown (1)                Excess Facility          68,000       Owned
              Oklahoma City (1)           Excess Facility          95,000       Leased        2001
              Various (66 locations) (2)  Retail Sales            203,000       Leased        2000 - 2004

              (1) Properties were previously used by the Company as
                  manufacturing plants but are no longer utilized by the Company. The Company is profitably subleasing the property in Oklahoma City, Oklahoma, to the U.S. Postal Service and is in the process of offering for sale, the Robstown facility.

              (2) These properties are the Company's 63 retail stores located in outlet malls throughout the United States and 3 outlet stores that sell a combination of retail and second quality products. The retail stores range in size from approximately 2,100 to 11,000 square feet.

All of the properties owned by the Company are free from material encumbrances, except the Company's fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $2.6 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

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

On April 12, 1999, a jury returned an approximate $3.6 million verdict against Haggar Clothing Co. and in favor of a former employee relating to claims for wrongful discharge and common law tort. The Company believes the verdict in this lawsuit was both legally and factually incorrect. The Company presently intends to appeal the judgment. The Company does not believe that the outcome of this verdict will have a material impact on its financial statements.

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

            1999                                              FISCAL QUARTER
                            -----------------------------------------------------------------------------------
                                    1st                  2nd                  3rd                  4th
                            -----------------------------------------------------------------------------------
            High                  14 3/8               12 3/16              13 1/2               14 1/2
            Low                   10 3/16               9 9/16               9 15/16             12 1/8
            Dividend               $0.05                $0.05                $0.05                $0.05


            1998                                              FISCAL QUARTER
                            -----------------------------------------------------------------------------------
                                    1st                  2nd                  3rd                  4th
                            -----------------------------------------------------------------------------------
            High                  18                   16 1/4               16 5/8               13 1/8
            Low                   13 1/4               12 1/8               12 1/2               10 3/16
            Dividend               $0.05                $0.05                $0.05                $0.05


As of December 1, 1999, the Company had approximately 180 stockholders of record and approximately 3200 beneficial owners.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial information below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended September 30, 1999, is derived from financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                          Year Ended September 30,
                                                  1999           1998           1997          1996             1995
                                               ---------     ----------      ----------    ----------       ----------
                                                   (1)               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales                                      $ 434,358     $  402,475     $  406,030     $  437,942       $  448,532
Cost of goods sold                               290,900        277,713        287,434        315,351          324,699
Restructuring charge (2)                               -              -              -          8,680            1,244
                                               ---------     ----------      ----------    ----------       ----------
Gross profit                                     143,458        124,762        118,596        113,911          122,589
Selling, general and administrative
  expenses (3)                                  (128,629)      (112,296)      (113,061)      (113,037)        (110,432)
Restructuring charge (2)                               -              -              -         (5,320)               -
Gain from storm damage (4)                             -              -              -          1,140            4,807
Royalty income                                     3,244          2,878          2,076          2,630            3,049
                                               ---------     ----------      ----------    ----------       ----------
Operating income (loss)                           18,073         15,344         7 ,611           (676)          20,013
Other income, net                                  1,213          1,094          1,954          1,563              786
Interest expense                                  (3,652)        (3,452)        (3,525)        (4,293)          (4,995)
                                               ---------     ----------      ----------    ----------       ----------
Income (loss) from operations before
   provision (benefit) for income taxes           15,634         12,986          6,040         (3,406)          15,804
 Provision (benefit) for income taxes              6,236          4,962          2,297           (986)           5,995
                                               ---------     ----------      ----------    ----------       ----------
Net income (loss)                              $   9,398     $    8,024      $   3,743     $   (2,420)      $    9,809
                                               =========     ==========      ==========    ==========       ==========

Net income (loss) per common share
     on a diluted basis                        $    1.26     $    0. 94      $    0.44     $    (0.28)      $     1.14
     on a basic basis                          $    1.26     $    0. 94      $    0.44     $    (0.28)      $     1.15
Cash dividends declared per common share       $    0.20     $    0. 20      $    0.20     $     0.20       $     0.20

Weighted average number of common shares
     on a diluted basis                            7,465          8,545          8,555          8,552            8,623
     on a basic basis                              7,437          8,530          8,551          8,552            8,549

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                $  92,784     $  124,499      $ 126,554     $  136,172       $  178,849
Total assets                                     263,531        251,975        262,053        278,334          315,352
Long-term debt                                    21,374         24,937         31,800         42,112           78,585
Stockholders' equity                             164,448        165,475        164,514        162,482          166,406

(1) In January 1999, the Company purchased Jerell, Inc., a company engaged in the design and marketing of women's apparel.

(2) During fiscal year 1996, the Company decided to restructure its worldwide manufacturing capacity, which resulted in a $14.0 million nonrecurring charge. During fiscal year 1995, the Company elected to close certain operating plants, which resulted in a $1.2 million nonrecurring charge.

(3) During fiscal year 1999, the Company recognized a gain of $4.4 million related to insurance proceeds received in excess of losses incurred as a result of the damage caused by Hurricane Georges in September 1998 at two of the Company's leased manufacturing facilities.

(4) During fiscal year 1995, the Company recognized a gain from the recording of an insurance claim, net of direct costs, arising out of damage to the Company's main distribution center caused by a severe thunderstorm on May 5, 1995. During fiscal 1996, the Company recognized an additional $1.1 million gain from storm damage as a result of collections of insurance proceeds in excess of the fiscal 1995 recorded receivable.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial data expressed as a percentage of net sales for each of the fiscal years ended September 30, 1999, 1998 and 1997.

                                                                Year Ended September 30,
                                                           1999         1998          1997
                                                         --------     --------      --------
            Net sales                                       100.0 %      100.0 %       100.0 %
            Cost of goods sold                              (67.0)       (69.0)        (70.8)
                                                         --------     --------      --------
            Gross profit                                     33.0         31.0          29.2
            Selling, general and
                administrative expenses                     (29.6)       (27.9)        (27.8)
            Royalty income                                    0.8          0.7           0.5
                                                         --------     --------      --------
            Operating income                                  4.2          3.8           1.9
            Other income, net                                 0.2          0.3           0.5
            Interest expense                                 (0.8)        (0.9)         (0.9)
                                                         --------     --------      --------
            Income from operations before
                provision for income taxes                    3.6          3.2           1.5
            Provision for taxes                               1.4          1.2           0.6
                                                         --------     --------      --------
            Net income                                        2.2 %        2.0 %         0.9 %
                                                         ========     ========      ========

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales increased 7.9% to $434.4 million in fiscal 1999 compared to net sales of $402.5 million in fiscal year 1998. The increase in net sales during fiscal 1999 is primarily attributable to the inclusion of Jerell's net sales since the acquisition. Excluding the impact of Jerell, unit sales increased 1.9% and the average sales price decreased 2.7%. The 2.7% decrease in average sales price is primarily attributable to certain inventory markdowns on sportcoats and shirts.

Gross profit as a percent of net sales increased to 33.0% in 1999 compared to 31.0% in 1998. The increase in gross profit is primarily the result of further shifts to offshore production, inventory management, SKU reductions and new, innovative manufacturing techniques in cutting and marking. The acquisition of Jerell did not have a significant impact on the Company's gross profit as a percent of net sales.

Selling, general and administrative expenses as a percent of net sales increased to 29.6% in fiscal 1999 compared to 27.9% in fiscal 1998. Actual selling, general and administrative expenses increased to $128.6 million in 1999 from $112.3 million for 1998. The $16.3 million increase in selling, general and administrative expenses during fiscal 1999 was primarily the cumulative result of an increase of approximately $3.0 million in expenses related to the opening and operations of 11 new retail stores, the start of Haggar Japan operations during fiscal 1999 of $1.2 million, severance costs of $1.7 million resulting from a reduction of 42 people from the Company's sales force and corporate personnel, the inclusion of Jerell expenses since the acquisition of $12.2 million, and an increase in legal expenses for fiscal 1999. These increases were offset by a decrease of approximately $1.3 million in shipping and labor costs resulting from increased efficiencies at the CSC and a $4.4 million gain related to insurance recoveries resulting from the Hurricane Georges damage in fiscal 1998.

Royalty income increased to $3.2 million in fiscal 1999 compared to $2.9 million in 1998. The increase relates primarily to stronger sales of dress shirts by a domestic licensee and sales by our international licensee in Mexico.

Other income, net remained relatively flat at $1.2 million in fiscal 1999 compared to $1.1 million in fiscal 1998.

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

INCOME TAXES.

The Company's income tax provision, as a percent of income from operations before income tax, was 39.9% in fiscal 1999. Comparatively, the Company's income tax provision, as a percent of income from operations before income tax, was 38.2% and 38.0% in fiscal 1998 and 1997, respectively. The increase as a percent of income from operations before income tax in fiscal 1999 is due to the nondeductibility of goodwill amortization related to the Jerell acquisition. For fiscal 1999, 1998 and 1997, the effective income tax rates differed from the statutory rates because of state income taxes, tax credits utilized and certain permanent tax differences including non-deductible goodwill.

SEASONALITY.

The Company's sales has exhibited some seasonality with higher sales and income in the second and fourth quarters, which are prior to and during the selling seasons for spring and fall merchandise, respectively, which reflect the buying patterns of the Company's customers. The following table presents certain data for each of the Company's last twelve fiscal quarters. The quarterly data is unaudited but gives effect to all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management of the Company, to present fairly the data for such periods (in thousands, except per share data).


                                                                        FIRST     SECOND      THIRD     FOURTH
                                                                       QUARTER    QUARTER    QUARTER    QUARTER
                                                                       -------    -------    -------    -------
                                                                                 (1), (2)      (2)        (2)
         Net sales                                            1999    $ 84,795 $ 120,263   $ 107,215  $ 122,085
                                                              1998     102,471    94,683      90,192    115,129
                                                              1997     104,157    98,608      87,996    115,269


         Gross profit                                         1999    $ 29,656 $  37,732   $  35,269  $  40,801
                                                              1998      30,913    29,414      28,615     35,820
                                                              1997      30,738    28,424      24,504     34,930


         Selling general and administrative expenses (3)      1999    $ 28,773 $  34,815   $  32,339  $  32,702
                                                              1998      28,931    27,258      26,687     29,420
                                                              1997      27,797    28,485      27,550     29,229


         Income (loss) before income taxes                    1999    $    807 $   3,208   $   2,871  $   8,748
                                                              1998       1,838     1,917       1,996      7,235
                                                              1997       2,295       746      (3,213)     6,212


         Net income (loss)                                    1999    $    494 $   1,895   $   1,825  $   5,184
                                                              1998       1,130     1,175       1,231      4,488
                                                              1997       1,383       440     (1,926)      3,846


         Net income (loss) per common share and               1999    $   0.06 $    0.25   $    0.25  $    0.70
             common share equivalent                          1998        0.13      0.14        0.14       0.53
                     on a basic and diluted basis             1997        0.16      0.06      (0.23)       0.45

          (1) In the second quarter of fiscal 1997, the Company had decreased sales due to product conversions and to shipment delays as a result of problems encountered during the implementation of an upgraded customer service, order processing and billing software system.

          (2) In the second quarter of fiscal 1999, the Company acquired Jerell, Inc., a company engaged in designing and marketing women's apparel. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition.

          (3) During fiscal year 1999, the company recognized a gain of $4.4 million related to insurance proceeds received in excess of losses incurred as a result of the damage caused by Hurricane Georges in September 1998 at two of the company's leased manufacturing facilities. Of the $4.4 million gain, $2.0 million was recorded in the third quarter and $2.4 million was recorded in the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk as all of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon factors related to the credit risk of specific customers, historical trends and other information. In addition, the Company has a factoring agreement with Bank of America for the purposes of providing credit administration for Jerell's trade accounts receivable. Under the factoring agreement, Bank of America purchases substantially all of Jerell's trade accounts receivable without recourse.

Inventories at the end of fiscal 1999 decreased to $86.0 million from $92.2 million at the end of fiscal 1998, even with the purchase of Jerell in January 1999. The reduction in inventory levels reflects the Company's ongoing efforts to manage inventory through enhanced forecasting systems and a state of the art distribution center capable of effectively monitoring inventory.

The Company's external financing needs are met through an unsecured revolving credit facility (the "Facility") with certain banks. The Facility provides the Company with a $100.0 million line of credit. The amount available under the Facility is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Facility. During fiscal 1999, the Company amended the Facility to extend the expiration date to June 30, 2002. As of September 30, 1999, the Company had no outstanding balance under the Facility and had a borrowing capacity of $90.0 million.

As of September 30, 1998, the Company's UK subsidiary, Haggar Apparel, Ltd., maintained a $4.2 million line of credit with a bank in the United Kingdom to fund its operating activities. This line of credit was paid and closed in the second quarter of fiscal 1999.

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

The Company provided cash from operating activities for the fiscal year ended September 30, 1999, of $52.9 million (net of effects from the purchase of Jerell, Inc.). The cash provided is primarily a result of the reduction in inventory of $15.5 million, the reduction of accounts receivable and due from factor of $5.8 million, and an increase in accounts payable and accrued liabilities of $11.6 million. The Company used cash in investing activities of $49.0 million during fiscal 1999, the result of purchases of property, plant, and equipment of $10.4 million primarily in conjunction with the opening of retail stores during the fiscal year and the acquisition of Jerell, Inc. for $39.3 million. Cash flows used in financing activities of $17.7 million for the 1999 fiscal year were primarily the result of a net reduction in long-term debt of $3.8 million, the $3.5 million payment of short-term borrowings for the UK subsidiary and the purchase of $9.0 million in treasury stock.

By comparison, the Company provided cash from operating activities of $37.0 million for the fiscal year ended September 30, 1998, primarily as a result of the reduction in inventory of $13.0 million and accounts receivables by $7.4 million. The Company used cash in investing activities of $9.6 million during fiscal 1998, the result of purchases of property, plant, and equipment of $10.2 million primarily in conjunction with the opening of retail stores during the fiscal year. Cash flows used in financing activities of $9.3 million for the 1998 fiscal year were primarily the result of a net reduction in long-term debt of $3.3 million and the purchase of $5.6 million in treasury stock.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

Inflation did not materially impact the Company in 1999, 1998, or 1997.

NEW ACCOUNTING STANDARDS.

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information," in fiscal 1999. SFAS No. 131 requires the Company to disclose certain information about segments whose operating results are regularly reviewed by the Company's chief operating decision maker and for which discrete financial information is available. Certain qualitative and quantitative aggregation criteria are used to determine which segments should be reported. In fiscal 1999, the Company had no additional disclosure requirements under the provisions of SFAS No. 131.

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not utilize derivative instruments nor does it perform hedging activities as defined in the new pronouncement. The Company will adopt this new accounting standard in fiscal 2001. Had the Company adopted SFAS No. 133 this year, there would have been no material affect to the financial statements for the years ended September 30, 1999, 1998, and 1997.

Year 2000.

GENERAL. The Year 2000 issue concerns the inability of some computerized systems to properly process date-sensitive information on and after January 1, 2000, because of the use of only the last two digits to identify a year. The Company has a full-time project manager coordinating the assessment and remediation of Year 2000 issues affecting the Company. The project manager and team leaders from various areas within the Company implemented the remediation necessary to prepare the Company for the Year 2000. The Year 2000 steering committee, composed of members from various functional groups, provided oversight by reviewing and evaluating the progress of the Year 2000 program.

The Company believes that all of its core operations and essential functions are ready for the Year 2000 transition.

STATE OF READINESS. The Company's Year 2000 program classified all of its computerized systems into the following categories:

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

In order to establish priorities for assessment and remediation of Year 2000 issues, each of the systems within these categories was further classified as follows:

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

As of November 30, 1999, the Company had completed the assessment, remediation and testing of all of its computerized systems. The Company believes that all such systems are now Year 2000 compliant.

CUSTOMERS AND VENDORS. In addition to its internal Year 2000 compliance program, the Company requested information from a majority of its customers and vendors concerning their Year 2000 compliance. Responses have been received from most key customers indicating that they do not presently anticipate any significant Year 2000 problems. The Company received responses from most of its key vendors indicating that they do not presently anticipate any significant Year 2000 problems. The Company intends to continue to communicate with its key customers and vendors as more information becomes available in order to further evaluate potential risks to the Company's business operations.

COSTS TO ADDRESS YEAR 2000 ISSUES. The Company executed its Year 2000 program primarily with existing internal resources. The principal costs associated with these internal resources were payroll and employee benefits of the information systems group. The Company did not separately track the internal costs attributable to the Year 2000 program.

The Company also incurred costs for contract programmers and systems upgrades in connection with its Year 2000 program. As a result of Year 2000 issues, the Company elected to upgrade its accounting, order processing, manufacturing, and electronic data interchange software; retail store systems; distribution conveyor systems; and most PC hardware and software systems. No other significant projects were accelerated or deferred due to Year 2000 issues. The costs of these programmers and upgrades were not material to the results of operations or the financial condition of the Company. All costs of Year 2000 compliance were recorded in the period incurred.

RISKS OF YEAR 2000 ISSUES. Although the Company believes that it has adequately addressed the Year 2000 issue, there can be no assurance that Year 2000 problems will not have a material adverse affect on its business, financial condition or results of operations. In addition, disruptions in the economy generally resulting from Year 2000 failures or the public's perceptions of failures could have a material adverse effect on the Company.

CONTINGENCY PLANS. The Company has developed contingency plans for potential risks such as interruptions in supply chain, transportation delays and communications breakdowns with foreign vendors. The Company generated risk analysis reports from the testing of systems and the responses received from customers and vendors. The reports were divided between internal and external risks.

The internal risks relate to the Company's systems and facilities. The Company conducted extensive testing to assure the Company that date changes will not affect its systems before, during or after January 1, 2000. Although the Company does not anticipate any problems with its systems, there will be increased MIS staff coverage from December 30, 1999, to January 15, 2000, and longer, if necessary. In addition, facilities staff will be on site during the January 1 weekend to confirm that building and mechanical systems are operating as expected.

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

         MANUFACTURING CONTRACTORS: All of the contractors have replied that they will be ready for the Year 2000. Ordinarily the Company's plants are closed at the end of December for the holidays; however, arrangements have been made to work throughout December.

         LICENSEES: All of the Company's licensees that replied indicated that they will be ready for the Year 2000. Those that have not replied either have immaterial volumes or are close enough geographically that the Company could supply the licensee's customers if necessary.

         TRANSPORTATION: 90% of the Company's freight is handled by carriers that have advised the Company that they are or will be compliant before December 31, 1999. Plans have been made regarding alternative shipping for customers that request a specific carrier if that carrier is unable to transport a shipment when needed.

         UTILITIES: The utility companies for the Company's U.S. facilities have responded that they will be ready, although they will not guarantee 100% compliance. The fuel storage tanks at both of the Dominican Republic plants and the Company-owned Mexico plant will be filled before December 20, 1999. The Company has developed a detailed back-up plan for handling activities normally accomplished by data transmission in case there is a disruption in international telecommunications service.

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

SUBSEQUENT EVENTS (UNAUDITED).

The Board of Directors has authorized the Company to repurchase up to three million shares of the Company's common stock (the Stock Repurchase Plan). Subsequent to September 30, 1999, the Company purchased an additional 212,000 shares for approximately $2.6 million, increasing the total number of shares purchased by the Company pursuant to the Stock Repurchase Plan to 1,594,351 shares.

Subsequent to September 30, 1999, the Board of Directors authorized an increase in the number of shares available for issuance under the long-term incentive stock option plan from 1,400,000 shares to 1,750,000 shares.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants, Financial Statements and Notes to Financial Statements follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Haggar Corp.:

We have audited the accompanying consolidated balance sheets of Haggar Corp. (a Nevada corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haggar Corp. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.



                                                           Arthur Andersen LLP
Dallas, Texas,
October 29, 1999

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      YEAR ENDED SEPTEMBER 30,
                                                               ------------------------------------
                                                                 1999          1998         1997
                                                               ---------     ---------    ---------
Net sales                                                      $ 434,358     $ 402,475    $ 406,030

Cost of goods sold                                               290,900       277,713      287,434
                                                               ---------     ---------    ---------
      Gross profit                                               143,458       124,762      118,596

Selling, general and administrative expenses                    (128,629)     (112,296)    (113,061)

Royalty income                                                     3,244         2,878        2,076
                                                               ---------     ---------    ---------

Operating income                                                  18,073        15,344        7,611

Other income, net                                                  1,213         1,094        1,954

Interest expense                                                  (3,652)       (3,452)      (3,525)
                                                               ---------     ---------    ---------

Income from operations before provision
     for income taxes                                             15,634        12,986        6,040

Provision for income taxes                                         6,236         4,962        2,297
                                                               ---------     ---------    ---------

Net income                                                     $   9,398     $   8,024     $  3,743
                                                               =========     =========    =========

Net income per share on a basic
     and diluted basis                                         $    1.26     $    0.94     $   0.44
                                                               =========     =========    =========


Weighted average number of common shares
     outstanding - Basic                                           7,437         8,530        8,551
Weighted average number of common shares
     and common share-equivalents outstanding - Diluted            7,465         8,545        8,555

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     September 30,
                                                               ------------------------
                                                                  1999           1998
                                                               ----------    ----------
ASSETS
Current assets:
      Cash and cash equivalents                                $    6,380    $   20,280
      Accounts receivable, net                                     59,488        63,613
      Due from factor                                               4,034             -
      Inventories                                                  85,985        92,244
      Deferred tax benefit                                         12,100         7,623
      Other current assets                                          1,639         1,557
                                                               ----------    ----------
              Total current assets                                169,626       185,317

Property, plant, and equipment, net                                61,897        64,424
Goodwill, net                                                      28,751             -
Other assets                                                        3,257         2,234
                                                               ----------    ----------
Total assets                                                   $  263,531    $  251,975
                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                         $   33,030    $   22,995
      Accrued liabilities                                          27,954        19,554
      Accrued wages and other
           employee compensation                                    7,014         6,398
      Accrued workers' compensation                                 4,775         4,564
      Short-term borrowings                                             -         3,453
      Current portion of long-term debt                             4,069         3,854
                                                               ----------    ----------
              Total current liabilities                            76,842        60,818

Deferred income taxes                                                 867           745
Long-term debt                                                     21,374        24,937
                                                               ----------    ----------
              Total liabilities                                    99,083        86,500

Commitments and contingencies

Stockholders' equity:

Common stock - par value $0.10 per share; 25,000,000
      shares authorized and 8,576,998 shares issued
      at September 30, 1999 and 1998                                  857           857
Additional paid-in capital                                         41,860        41,860
Retained earnings                                                 136,267       128,329
                                                               ----------    ----------
                                                                  178,984       171,046
Less - Treasury stock, 1,391,605 and 525,254 shares at
         cost at September 30, 1999 and 1998, respectively        (14,536)       (5,571)
                                                               ----------    ----------
              Total stockholders' equity                          164,448       165,475
                                                               ----------    ----------
Total liabilities and stockholders' equity                     $  263,531    $  251,975
                                                               ==========    ==========

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                          Common  Stock
                         ---------------          Additional                                 Total
                         $0.10 Par Value            Paid-In      Retained     Treasury    Stockholders'
                              Shares        $       Capital      Earnings      Stock         Equity
                         ---------------   ----   ----------     --------    ---------    -------------
BALANCE,
September 30, 1996           8,560,636     $856     $41,641      $119,986    $        (1)    $162,482

Common stock
   dividends declared
   ($0.20 per share)                --       --          --        (1,711)         --          (1,711)

Net income                          --       --          --         3,743          --           3,743
                             ---------     ----     -------      --------    --------        --------

BALANCE,
   September 30, 1997        8,560,636      856      41,641       122,018             (1)     164,514

Common stock
   Issuance                     16,362        1         219            --          --             220

Common stock
   dividends declared
   ($0.20 per share)                --       --          --        (1,713)         --          (1,713)

Purchase of Treasury
   Stock                            --       --          --            --      (5,570)         (5,570)

Net income                          --       --          --         8,024          --           8,024
                             ---------     ----     -------      --------    --------        --------

BALANCE,
   September 30, 1998        8,576,998      857      41,860       128,329      (5,571)        165,475

Common stock
   dividends declared
   ($0.20 per share)                --       --          --        (1,460)         --          (1,460)

Purchase of Treasury
   Stock                            --       --          --            --      (8,965)         (8,965)

Net income                          --       --          --         9,398          --           9,398
                             ---------     ----     -------      --------    --------        --------

BALANCE,
   September 30, 1999        8,576,998     $857     $41,860      $136,267    $(14,536)       $164,448
                             =========     ====     =======      ========    ========        ========

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Year Ended September 30,
                                                                 ------------------------------------
                                                                    1999          1998         1997
                                                                 ---------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   9,398      $  8,024     $  3,743
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   14,110        12,857       11,447
    Gain on disposal of property, plant, and equipment                (577)         (205)        (480)
    Changes in assets and liabilities, net of effects
    from the purchase of Jerell, Inc.:
       Accounts receivable, net                                      4,020         7,356        3,587
       Due from factor                                               1,796            --           --
       Inventories, net                                             15,463        12,998       11,114
       Current deferred tax benefit                                 (4,174)        2,450        2,337
       Other current assets                                            288         2,276         (187)
       Accounts payable                                              5,847        (8,876)       3,883
       Accrued liabilities                                           5,743        (3,193)     (11,115)
       Accrued wages and other employee compensation                   616         2,917           34
       Accrued workers' compensation expense                           211          (384)        (947)
       Deferred long-term income tax liability                         122           745           --
                                                                 ---------      --------     --------
          Net cash provided by operating activities                 52,863        36,965       23,416
                                                                 ---------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net                   (10,376)     (10,179)      (14,989)
Purchase of Jerell, Inc.                                           (39,317)          --            --
Proceeds from sale of property, plant, and equipment, net            1,653        1,861         1,085
(Increase) decrease in other assets                                 (1,009)      (1,232)        1,599
                                                                 ---------      --------     --------
          Net cash used in investing activities                    (49,049)      (9,550)      (12,305)
                                                                 ---------      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from short-term borrowings                  (3,453)        1,091          295
Purchases of treasury stock at cost                                 (8,965)       (5,570)          --
Proceeds from issuance of long-term debt                           114,000        18,000       61,000
Proceeds from issuance of common stock                                  --           220           --
Payments on long-term debt                                        (117,836)      (21,339)     (71,463)
Payments of cash dividends                                          (1,460)       (1,713)      (1,711)
                                                                 ---------      --------     --------
          Net cash used in financing activities                    (17,714)       (9,311)     (11,879)
                                                                 ---------      --------     --------

Increase (decrease) in cash and cash equivalents                   (13,900)       18,104         (768)
Cash and cash equivalents, beginning of period                      20,280         2,176        2,944
                                                                 ---------      --------     --------
Cash and cash equivalents, end of period                         $   6,380      $ 20,280    $   2,176
                                                                 =========      ========    =========

Supplemental disclosure of cash flow information
Cash paid (received) for:
    Income taxes, net                                            $   8,708      $ (2,221)    $   (589)
    Interest, net of amounts capitalized                         $   3,866      $  3,554     $  3,806

                   The accompanying notes are an integral part of
                      these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Haggar Corp. and subsidiaries (the "Company") design, manufacture, import, and market men's apparel products including pants, shorts, suits, sportcoats, shirts, and women's sportswear and dresses. The Company's products are sold to retail stores throughout the United States including major department stores, specialty stores and mass market retailers. The Company offers its premium men's apparel products under the Haggar-Registered Trademark- brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The Horizon Group. In addition, the Company offers retailers quality products bearing the retailer's own label. The Company's Jerell subsidiary that was acquired on January 13, 1999, offers women's apparel under various brand names such as Stonebridge-Registered Trademark-, Stephanie Thomas-Registered Trademark-, Selena-Registered Trademark-, Ali Miles-Registered Trademark- and others. The Company's Haggar Direct, Inc. subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet malls throughout the United States. The Company's foreign operations are conducted through Haggar Apparel, Ltd., Haggar Canada Co., Haggar Japan Co., Ltd., which markets the Company's branded products in Europe, Canada and Japan, respectively. Additionally, the Company derives royalty income from the use of its trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Texas, Mexico, and the Dominican Republic.

The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. ("Clothing Co."), which is the main operating subsidiary, Haggar Direct, Inc., Haggar Apparel, Ltd., Jerell, Inc., Haggar Japan Co., Ltd., Haggar Canada Co. and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are net of allowances for doubtful accounts of $1,736,000 and $906,000 at September 30, 1999 and 1998, respectively.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 24.8%, 27.9% and 27.3% of the Company's net sales during the years ended September 30, 1999, 1998 and 1997, respectively. The next largest customer accounted for 11.2%, 10.4% and 7.1% of the Company's net sales during 1999, 1998 and 1997, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company's results of operations. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at September 30, 1999 and 1998 (in thousands):

                                                        1999           1998
                                                     ----------     ----------
         Piece goods                                 $   10,001     $    9,438
         Trimming and supplies                            2,651          2,669
         Work-in-process                                 17,443         11,390
         Finished garments                               55,890         68,747
                                                     ----------     ----------
                                                     $   85,985     $   92,244
                                                     ==========     ==========

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, stated at cost, consisted of the following at September 30, 1999 and 1998 (in thousands):

                                                        1999           1998
                                                     ----------     ----------
         Land                                        $   3,060      $    2,923
         Buildings                                       29,104         28,855
         Furniture, fixtures and equipment               85,871         77,504
         Leasehold improvements                          22,674         19,504
         Construction in progress                         3,952          2,154
                                                     ----------     ----------
             Total                                      144,661        130,940
         Less: Accumulated depreciation
             and amortization                           (82,764)       (66,516)
                                                     ----------     ----------
         Net property, plant, and equipment          $   61,897     $   64,424
                                                     ==========     ==========


DEPRECIATION AND AMORTIZATION

The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, which are shown below:


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

ADVERTISING

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. For fiscal years 1999, 1998, and 1997, total advertising expense was $23.0 million, $23.1 million and $22.9 million, respectively.

OTHER INCOME

Other income consisted of the following for the years ended September 30, 1999, 1998 and 1997 (in thousands):


                                                        1999             1998              1997
                                                     ---------         ---------        ---------
              Gain on sale of assets, net            $     577         $     205        $     480
              Interest income                              228               495              218
              Dissolution of Haggar UK joint venture         -                 -            1,050
              Other                                        408               394              206
                                                     ---------         ---------        ---------
                  Total other income, net            $   1,213         $   1,094        $   1,954
                                                     =========         =========        =========

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

NEW ACCOUNTING STANDARDS

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information," in fiscal 1999. SFAS No. 131 requires the Company to disclose certain information about segments whose operating results are regularly reviewed by the Company's chief operating decision maker and for which discrete financial information is available. Certain qualitative and quantitative aggregation criteria are used to determine which segments should be reported. In fiscal 1999, the Company had no additional disclosure requirements under the provisions of SFAS No. 131.

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not utilize derivative instruments nor does it perform hedging activities as defined in the new pronouncement. The Company will adopt this new accounting standard in fiscal 2001. Had the Company adopted SFAS No. 133 this year, there would have been no material affect to the financial statements for the years ended September 30, 1999, 1998, and 1997.

2.  ACQUISITION

On January 13, 1999, the Company, through its main operating subsidiary Haggar Clothing Co., acquired Jerell, Inc., a company engaged in the design and marketing of women's apparel, for an aggregate acquisition cost of $43.6 million. The acquisition cost consists of $36.9 million paid to the shareholders of Jerell, $0.4 million as consideration for a covenant not to compete to an executive officer, $4.7 million paid to a third party factor, and $1.6 million in expenses attributable to the acquisition. In conjunction with the acquisition, the Company received payments of notes receivable due from former stockholders of Jerell, Inc. of $2.8 million and payments of $.07 million from former stockholders of Jerell, Inc. for tax withholdings, resulting in a net acquisition cost of $40.1 million. The acquisition was accounted for under the purchase method. Based on current estimates, which may be revised at a later date, the excess consideration paid over the estimated fair value of net assets acquired of approximately $29.8 million was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of 20 years. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition. The following unaudited pro forma financial information combines the results of operations of the Company and Jerell, Inc. as if the acquisition had taken place at the beginning of fiscal 1998. These results are not intended to be a projection of future results.


                                                      TWELVE MONTHS ENDED
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            SEPTEMBER 30,
                                                     ---------   ---------
                                                        1999        1998
                                                     ---------   ---------
          Net sales                                  $ 448,542   $ 468,277

          Net income                                     8,828       8,229

          Net Income per share - Basic and Diluted   $    1.18   $    0.96

In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

          Fair value of assets acquired                           $ 46,665
          Net cash paid for Jerell, Inc.                            39,317
                                                                  --------
               Liabilities assumed                                $  7,348
                                                                  ========

3.  NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

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

Options held by employees to purchase 826,865 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 1999. Options held by employees to purchase 214,999 common shares at prices ranging from $15.00 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 1998. There were 243,999 options held by employees to purchase common shares at prices ranging from $16.50 to $37.88 that were not dilutive and were outstanding for the twelve months ended September 30, 1997. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share were calculated as follows (in thousands, except per share data):


                                                           TWELVE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                 ----------------------------------------
                                                    1999           1998           1997
                                                  ---------      ---------      ---------
Net income to common stockholders                $   9,398      $   8,024      $   3,743

Weighted average common shares outstanding           7,437          8,530          8,551

Share equivalents, due to stock options                 28             15              4
                                                 ---------      ---------      ---------
                                                     7,465          8,545          8,555
                                                 =========      =========      =========

Net Income per share - Diluted                   $    1.26      $    0.94      $    0.44
                                                 =========      =========      =========

4.  DUE FROM FACTOR

The Company has a factoring agreement with Bank of America for the purposes of providing credit administration for the Company. Under the terms of the factoring agreement, Bank of America purchases substantially all of Jerell's specialty store accounts receivable without recourse.

5.  INCOME TAXES

The components of the provision for income taxes are as follows for the years ended September 30, 1999, 1998 and 1997 (in thousands):


                                                        1999             1998              1997
                                                     ---------         ---------        ---------
              Current federal income tax             $    8,611        $   2,648        $    (116)
              Deferred federal income tax                (2,922)           1,905            2,366
              State income tax                              547              409               47
                                                     ----------        ---------        ---------
              Provision for income taxes             $    6,236        $   4,962        $   2,297
                                                     ==========        =========        =========

Temporary differences and carryforwards, which give rise to a significant portion of net deferred income tax, are as follows (in thousands):

                                                          1999                      1998
                                                     -------------              -------------
       Deferred income tax assets:
              Workers' compensation accrual          $       1,676              $       1,597
              Inventory cost capitalization
                  and valuation                              4,546                      4,856
              Allowances for
                  accounts receivable                        1,005                        317
              Health and life insurance accrual                638                        354
              Reserve for reorganization                       280                        759
              Accrued wages and other employee
                  compensation                               1,064                        773
              Other                                          3,219                        212
                                                     -------------              -------------
                                                            12,428                      8,868
              Less - Valuation allowance                      (291)                      (250)
                                                     -------------              -------------
                                                            12,137                      8,618
       Deferred income tax liability:
              Property, plant, and equipment, net             (764)                    (1,585)
              Prepaid insurance                               (140)                      (155)
                                                     -------------              ------------
       Net deferred income tax asset                        11,233                      6,878
              Less - Current deferred tax benefit          (12,100)                    (7,623)
                                                     -------------              -------------
              Long-term deferred tax liability       $        (867)              $       (745)
                                                     =============              =============

The provision for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):


                                                        1999             1998              1997
                                                     ---------         ---------        ---------
              Tax computed at the
                  statutory rate                     $   5,316         $   4,415        $   2,053
              State income taxes                           547               409               47
              Tax credits utilized                        (341)             (260)            (186)
              Non-deductible goodwill                      367                 -                -
              Other                                        347               398              383
                                                     ---------         ---------        ---------
                                                     $   6,236         $   4,962        $   2,297
                                                     =========         =========        =========

6.  LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1999 and 1998 (in thousands):


                                                                           1999                      1998
                                                                      -------------              -------------
              Industrial Development Revenue
                  Bonds with interest at a rate equal
                  to that of high-quality, short-term,
                  tax-exempt obligations,
                  as defined (3.85% at September 30, 1999),
                  payable in annual installments of
                  $100 to $200, and a final payment
                  of $2,000 in 2005, secured by
                  certain buildings and equipment                     $       2,600              $       2,700
              Allstate notes                                                 21,429                     25,000
              Other                                                           1,414                      1,091
                                                                      -------------              -------------
              Total Debt                                                     25,443                     28,791
              Less - Current portion                                          4,069                      3,854
                                                                      -------------              -------------
              Long-Term Debt                                          $      21,374              $      24,937
                                                                      =============              =============

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $900,000 at September 30, 1999.

As of September 30, 1999, the Company had a revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. During 1999, the Agreement was amended to extend the maturity date to June 30, 2002. The Company had additional available borrowing capacity of approximately $90,000,000 under this Agreement at September 30, 1999. The Company incurred approximately $167,600 in commitment fees related to the available borrowing capacity during the year ended September 30, 1999. The interest rates for the year ended September 30, 1999, ranged from 5.625% to 8.25%. The facility will mature June 30, 2002, unless renewed and is unsecured. The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Clothing Co., to maintain tangible net worth, as defined, in excess of $149,474,000 and $55,000,000, respectively, as of September 30, 1999. For fiscal years after 1999, the Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

In 1995, the Company completed the sale and issuance of $25,000,000 in senior notes (the "Allstate notes"). Proceeds from the Allstate notes were used to partially fund the construction of the Company's Customer Service Center ("CSC"). Significant terms of the Allstate notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the Allstate notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the Allstate notes include restriction on the sale of assets, limitations on additional indebtedness, and the maintenance of certain net worth requirements.

Principal payments due during the next five years on debt are as follows (in thousands):


              YEARS ENDING SEPTEMBER 30,                       AMOUNT
              --------------------------                    -----------
              2000                                          $     4,069
              2001                                                4,030
              2002                                                4,010
              2003                                                3,992
              2004                                                3,671
              Thereafter                                          5,671
                                                            -----------
                                                            $    25,443
                                                            ===========

7.  LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Company leases certain of its manufacturing, computer and automotive equipment under agreements that expire at various dates through 2010 and contain options to renew at various terms. The following is a schedule of future minimum rental payments required under operating leases at September 30, 1999 (in thousands):


              YEARS ENDING SEPTEMBER 30,                       AMOUNT
              --------------------------                    -----------
              2000                                          $     6,440
              2001                                                5,102
              2002                                                3,580
              2003                                                2,391
              2004                                                1,828
              Thereafter                                          1,705
                                                            -----------
                                                            $    21,046
                                                            ===========

Rental expense was $7,657,000, $7,802,000 and $6,910,000 in the years ended September 30, 1999, 1998, and 1997, respectively.

COMMITMENTS AND CONTINGENCIES

The Company had approximately $13,700,000 in outstanding letters of credit at September 30, 1999, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

On April 12, 1999, a jury returned an approximate $3.6 million verdict against Haggar Clothing Co. and in favor of a former employee relating to claims for wrongful discharge and common law tort. The Company believes the verdict in this lawsuit was both legally and factually incorrect. The Company does not believe that the outcome of this verdict will have a material impact on its financial statements.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

8.  RESTRUCTURING CHARGES

In 1999, the Company charged $1.7 million to selling, general and Administrative expense for severance costs resulting from the termination in fiscal 1999 of 42 people from the Company's sales force and corporate personnel. The $1.7 million liability as of September 30, 1999 is expected to be principally paid by September 30, 2000.

In 1996, the Company decided to restructure its worldwide manufacturing capacity, including consolidation of its three Texas sewing operations into one facility. The cost of this restructure, recorded in the year ended September 30, 1996, was estimated to be $14.0 million. The consolidation of the three Texas sewing operations was completed in 1997.

The Company paid restructuring charges of $1.4 million, $2.2 million and $8.8 million in fiscal 1999, 1998, and 1997, respectively. The remaining restructuring reserve of approximately $1.6 million relates to legal issues resulting from the restructuring and is expected to be paid by September 30, 2000.

The amounts disclosed represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the accrual.

9.  EMPLOYEE BENEFIT PLANS

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

Participants may contribute from 1% to 15% of their compensation to the Plan under Internal Revenue Code Section 401(k) ("401(k) Contributions"). The Company may make discretionary matching 401(k) contributions in an amount equal to 50% of each participant's 401(k) Contribution up to 6% of the participant's contributions. Participant 401(k) Contributions are 100% vested at the date they are contributed. The Company's matching 401(k) Contributions vest over a period of three years. The Company contributed approximately $1,233,000, $1,233,000 and $800,000 for each of the years ended September 30, 1999, 1998 and 1997, respectively.

The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain welfare benefits. Trust contributions are made by the Company, as defined by the trust agreement. The Company contributed approximately $5,481,000, $5,397,000 and $7,785,000 to the Trust for the years ended September 30, 1999, 1998 and 1997, respectively.

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," sets standards of financial accounting and reporting for an employer that provides postretirement benefits other than pensions to its employees. Although the Company provides welfare benefits to a limited number of eligible retired employees, as defined, such benefits have been insignificant for the years ended September 30, 1999, 1998 and 1997. Additionally, such benefits are expected to be insignificant in future years.

The Company has a noncompensatory employee stock purchase plan to provide employees with a convenient way to acquire Company stock through payroll deductions. Substantially all employees meeting limited employment qualifications may participate in the stock purchase plan.

LONG-TERM INCENTIVE PLAN

The Company has a long-term incentive plan which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The long-term incentive plan allows for 1,400,000 shares to be granted. Subsequent to September 30, 1999, the Board of Directors authorized an increase in the number of shares available for issuance under the long-term incentive stock option plan from 1,400,000 shares to 1,750,000 shares. The following table summarizes the changes in common stock options in fiscal 1999, 1998 and 1997:

                                                                                  WEIGHTED AVERAGE
                                                          SHARES                   EXERCISE PRICE
                                                         ---------                ----------------
           Options outstanding as
              of September 30, 1996                        966,468                    $18.38
              Options granted                              514,938                     13.51
              Options canceled                            (734,468)                    18.15
                                                          --------                     -----
           Options outstanding as
              of September 30, 1997                        746,938                     15.32

              Options granted                             757,231                      12.72
              Options exercised                           (16,362)                     13.50
              Options canceled                           (276,986)                     17.68
                                                         ---------                     -----
           Options outstanding as
              of September 30, 1998                      1,210,821                     13.18

              Options granted                               37,000                     11.50
              Options canceled                             (52,456)                    15.14
                                                       -----------                     -----
           Options outstanding
              as of September 30, 1999                   1,195,365                     13.05
           Options available for grant
              as of September 30, 1999                     163,742
           Options exercisable as of
              September 30, 1999                           761,468                     13.30

The range of option prices for the options outstanding as of September 30, 1999, was $11.00 to $23.00 with a weighted average remaining contractual life of approximately 6.5 years. The number of options exercisable in fiscal 1998 and 1997 were 577,344 and 196,932. The weighted average exercise price of these exercisable options was $13.72 and $18.73, for 1998 and 1997.

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

                                       1999               1998             1997
                                       ----               ----             ----
Net  Income:
              As reported             $9,398             $8,024           $3,743
              Pro Forma               $7,799             $6,318           $3,098
Primary EPS:
              As reported             $ 1.26             $ 0.94           $ 0.44
              Pro Forma               $ 1.05             $ 0.74           $ 0.36

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October l, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant of $6.13, $5.96 and $4.64 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.2%, 6.0% and 6.4%, respectively; expected lives of five years; expected volatility of 45.0%; expected dividend rate of $0.20.

10.  HURRICANE GEORGES

On September 22, 1998, Hurricane Georges damaged two of the Company's leased manufacturing facilities. Both facilities were insured for damage to the building, equipment, inventory, and for business interruption. Insurance proceeds were used to repair the roofs, fix the equipment, and cover any inventory loss. Insurance proceeds were received in excess of our losses, and therefore the Company recorded a gain of $4.4 million in selling, general and administration expenses in fiscal 1999.

11.  SUBSEQUENT EVENTS (UNAUDITED).

The Board of Directors has authorized the Company to repurchase up to three million shares of the Company's common stock (the Stock Repurchase Plan). Subsequent to September 30, 1999, the Company purchased an additional 212,000 shares for approximately $2.6 million, increasing the total number of shares purchased by the Company pursuant to the Stock Repurchase Plan to 1,594,351 shares.

Subsequent to September 30, 1999, the Board of Directors authorized an increase in the number of shares available for issuance under the long-term incentive stock option plan from 1,400,000 shares to 1,750,000 shares.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Haggar Corp.:

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Haggar Corp. (a Nevada corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated October 29, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                            Arthur Andersen LLP
Dallas, Texas,
October 29, 1999

                                                                     SCHEDULE I
                                                                    Page 1 of 2


                          HAGGAR CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HAGGAR CORP. (PARENT COMPANY)
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                       1999           1998
                                                                       ----           ----
         ASSETS:
         Investment in subsidiaries                               $    69,154     $    66,772
         Note receivable from Haggar Clothing Co.                     128,693         117,769
                                                                  -----------     -----------
         Total Assets                                             $   197,847     $   184,541
                                                                  ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES:
         Dividend payable and other current liabilities           $       359     $     4,314
         Due to subsidiaries                                           33,040          14,752
                                                                  -----------     -----------
             Total current liabilities                                 33,399          19,066
         STOCKHOLDERS' EQUITY:
           Common stock                                                   857             857
           Additional paid-in capital                                  41,860          41,860
           Retained earnings                                          136,267         128,329
           Less - treasury stock                                      (14,536)         (5,571)
                                                                  -----------     -----------
             Total stockholders' equity                               164,448         165,475
                                                                  -----------     -----------
         Total Liabilities and Stockholders Equity                $   197,847     $   184,541
                                                                  ===========     ===========

                                                                     SCHEDULE I
                                                                    Page 2 of 2

                          HAGGAR CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HAGGAR CORP. (PARENT COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                             1999                1998             1997
                                                          ---------           ---------        ---------

Equity in earnings of subsidiaries                        $  2,380            $  2,755         $  (1,526)

Interest income                                             10,925               8,568             8,568
Income tax expense                                          (3,907)             (3,299)           (3,299)
                                                         -----------         ----------        -----------
     Net income                                          $   9,398           $   8,024         $   3,743
                                                         ===========         ==========        ===========

                                                                     SCHEDULE II

                          HAGGAR CORP. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                     AS OF SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                           Balance at     Charges to                             Balance at
                                          Beginning of    Costs and                 Deductions     End of
                                             Period       Expenses (2)   Payments      (1)         Period
                                          ------------    ------------   --------   ----------   ----------
September 30, 1999:
  Allowance for doubtful accounts           $   906         $  1,018     $     --    $  (188)      $ 1,736
  Restructuring Charge - 1999                    --            1,700           --         --         1,700
  Restructuring Charge - 1996                 3,000               --       (1,434)        --         1,566
  SFAS No. 109 valuation allowance              250               41           --         --           291

September 30, 1998:
  Allowance for doubtful accounts           $   931         $   (203)    $     --    $   178       $   906
  Restructuring Charge - 1996                 5,200               --       (2,200)        --         3,000
  SFAS No. 109 valuation allowance              250               --           --         --           250

September 30, 1997:
  Allowance for doubtful accounts               900             (380)          --        411           931
  Restructuring Charge - 1996                14,000               --       (8,800)        --         5,200
  SFAS No. 109 valuation allowance              250               --           --         --           250

(1) Amounts deemed uncollectible and recoveries of previously reserved amounts.

(2) September 30, 1999, includes Jerell, Inc. allowance for doubtful accounts of $480.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K


(a)   (1)     FINANCIAL STATEMENTS
                                                                                                 Pages
              Report of Independent Public Accountants.                                             19
              Consolidated Statements of Operations,
                  Years Ended September 30, 1999, 1998 and 1997.                                    20
              Consolidated Balance Sheets, at September 30, 1999 and 1998.                          21
              Consolidated Statements of Stockholders' Equity,
                  Years Ended September 30, 1999, 1998 and 1997.                                    22
              Consolidated Statements of Cash Flows,
                  Years Ended September 30, 1999, 1998, and 1997.                                   23
              Notes to Consolidated Financial Statements.                                        24-34

      (2)     FINANCIAL STATEMENT SCHEDULES

              Report of Independent Public Accountants.                                             35
              Schedule I - Condensed Financial Information of Registrant -
                  Haggar Corp. (Parent Company).                                                 36-37
              Schedule II - Valuation and Qualifying Accounts.                                      38

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


                  10(h) Fourth Amendment to First Amended and Restated Credit Agreement dated June 30, 1998, between the company and Chase Bank of Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. [File No. 0-20850].)

                 10(i) Fifth Amendment to First Amended and Restated Credit Agreement dated December 29, 1998, between the company and Chase Bank of Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998. [File No. 0-20850].)

                 10(j) Sixth Amendment to First Amended and Restated Credit Agreement dated May 28, 1999, between the company and Chase Bank of Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. [File No. 0-20850].)

                  21       Significant subsidiary of the company.

                  23       Consent of independent public accountants.

                  27.1     Financial Data Schedule.

                  27.2 Restated Financial Data Schedule for the period ended September 30, 1998.

      (b)     REPORTS ON FORM 8-K

              On January 28, 1999, a report on Form 8-K was filed concerning the Company's acquisition of Jerell, Inc. ("Jerell") on January 13, 1999. Jerell is engaged in the design and marketing of women's apparel. Jerell's audited financial statements for the year ended October 31, 1998, and the Company's unaudited condensed pro forma consolidated balance sheet as of September 30, 1998 and unaudited condensed pro forma consolidated statement of operations for the year ending September 30, 1998, were filed as a part of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

              There were no other reports on Form 8-K filed with the Commission during of fiscal 1999 other than the 8-K noted above.

                       THIS PAGE INTENTIONALLY LEFT BLANK.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HAGGAR CORP.
                           (Registrant)



                           By: /s/ DAVID M. TEHLE
                              -------------------------------------------------
                                       David M. Tehle, December 16, 1999
                               (SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                         Title                             Date
------------------------------  -----------------------------------      -----------------
/s/      J. M. HAGGAR, III      Chairman and                             December 16, 1999
------------------------------  Chief Executive Officer
         J. M. Haggar, III      (Principal Executive Officer)



/s/      FRANK D. BRACKEN       Director, President and                  December 16, 1999
------------------------------  Chief Operating Officer
         Frank D. Bracken



/s/      DAVID M. TEHLE         Senior Vice President                    December 16, 1999
------------------------------  and Chief Financial Officer (Principal
         David M. Tehle         Financial and Accounting Officer)



/s/      JOHN C. TOLLESON       Director                                 December 16, 1999
------------------------------
         John C. Tolleson



/s/      RICHARD W. HEATH       Director                                 December 16, 1999
------------------------------
         Richard W. Heath

                          HAGGAR CORP. AND SUBSIDIARIES

                           INDEX TO ATTACHED EXHIBITS


EXHIBIT

  21      Significant Subsidiary of the Company

  23      Consent of Independent Public Accountants

  27.1    Financial Data Schedule

  27.2    Restated Financial Data Schedule for the period ended
           September 30, 1998