Form 10-Q
period 1999-12-31
HAGGAR CORP
filed 2000-02-14
CIK 892533

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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

                          Yes /X/         No / /

As of February 14, 2000, there were 6,659,460 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

       Item 1.  Financial Statements

           Consolidated Statements of Operations
           (Three months ended December 31, 1999 and 1998)                      3

           Consolidated Balance Sheets
           (As of December 31, 1999 and September 30, 1999)                     4

           Consolidated Statements of Cash Flows
           (Three months ended December 31, 1999 and 1998)                      5

           Notes to Consolidated Financial Statements                        6-10

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         11-14

Part II. Other Information.

       Item 6.  Exhibits and Reports on Form 8-K                               14

Signature                                                                      14

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended
                                                                      December 31,
                                                               -------------------------
                                                                  1999           1998
                                                               ----------     ----------
Net sales                                                      $    98,682    $    84,795

Cost of goods sold                                                  64,381         55,139
                                                               -----------    -----------

     Gross profit                                                   34,301         29,656

Selling, general and administrative expenses                       (32,954)       (28,773)

Royalty income, net                                                     44            341
                                                               -----------    -----------

Operating income                                                     1,391          1,224

Other income, net                                                      344            356

Interest expense                                                      (799)          (773)
                                                               ------------   ------------

Income from operations before provision
     for income taxes                                                  936            807

Provision for income taxes                                             379            313
                                                               -----------    -----------

Net income                                                     $       557    $       494
                                                               ===========    ===========

Net income per share on a basic and diluted basis              $      0.08    $      0.06
                                                               ===========    ===========

Weighted average number of common shares
     outstanding - Basic                                             7,081          7,716
                                                               ===========    ===========
Weighted average number of common shares
     and common share-equivalents outstanding - Diluted              7,136          7,732
                                                               ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      December 31,
                                                                          1999            September 30,
                                                                       (Unaudited)            1999
                                                                      ------------        -------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $    13,546      $     6,380
      Accounts receivable, net                                                43,130           59,488
      Due from factor                                                          2,383            4,034
      Inventories                                                             90,199           85,985
      Deferred tax benefit                                                    11,805           12,100
      Other current assets                                                     3,623            1,639
                                                                         -----------      -----------
           Total current assets                                              164,686          169,626

Property, plant, and equipment, net                                           60,848           61,897
Goodwill, net                                                                 28,389           28,751
Other assets                                                                   2,950            3,257
                                                                         -----------      -----------
Total assets                                                             $   256,873      $   263,531
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $    26,968      $    33,030
      Accrued liabilities                                                     24,367           27,954
      Accrued wages and other employee compensation                            1,315            7,014
      Accrued workers' compensation                                            4,600            4,775
      Current portion of long-term debt                                        4,069            4,069
                                                                         -----------    -------------
           Total current liabilities                                          61,319           76,842

Deferred income taxes                                                            867              867
Long-term debt                                                                33,564           21,374
                                                                         -----------      -----------
      Total liabilities                                                       95,750           99,083

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.10 per share; 25,000,000 shares authorized and
      8,578,665 and 8,576,998 shares issued at
      December 31, 1999 and September 30, 1999, respectively.                    857              857
Additional paid-in capital                                                    41,876           41,860
Retained earnings                                                            136,482          136,267
                                                                         -----------      -----------
                                                                             179,215          178,984
Less - Treasury stock, 1,685,605 and 1,391,605 shares at cost at
       December 31, 1999 and September 30, 1999, respectively.               (18,092)         (14,536)
                                                                         -----------      -----------
           Total stockholders' equity                                        161,123          164,448
                                                                         -----------      -----------
Total liabilities and stockholders' equity                               $   256,873      $   263,531
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

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                         ----------------------------
                                                                            1999              1998
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $       557      $       494
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                              3,375            3,203
    Gain on disposal of property, plant, and equipment                          (561)            (117)
    Changes in assets and liabilities:
       Accounts receivable, net                                               16,358           23,779
       Due from factor                                                         1,651                -
       Inventories, net                                                       (4,214)          (3,461)
       Current deferred tax benefit                                              295           (1,323)
       Other current assets                                                   (1,984)            (140)
       Accounts payable                                                       (6,062)          (9,439)
       Accrued liabilities                                                    (3,587)           1,561
       Accrued wages, workers compensation and other employee benefits        (5,874)          (4,702)
                                                                         -----------      -----------
          Net cash (used in) provided by operating activities                    (46)           9,855

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net                              (2,557)          (2,050)
Proceeds from sale of property, plant, and equipment, net                      1,180              285
Decrease (increase) in other assets                                              281             (154)
                                                                         -----------      -----------
          Net cash used in investing activities                               (1,096)          (1,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                            -              679
Purchase of treasury stock at cost                                            (3,556)          (4,352)
Proceeds from issuance of long-term debt                                      57,000                -
Proceeds from issuance of common stock                                            16                -
Payments on long-term debt                                                   (44,810)          (3,671)
Payments of cash dividends                                                      (342)            (381)
                                                                         -----------      -----------
          Net cash provided by (used in) financing activities                  8,308           (7,725)

Increase in cash and cash equivalents                                          7,166              211
Cash and cash equivalents, beginning of period                                 6,380           20,280
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $    13,546      $    20,491
                                                                         ===========      ===========
Supplemental disclosure of cash flow information
Cash paid for:
    Interest                                                             $     1,094      $     1,247
    Income taxes                                                         $     2,653      $        19

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of December 31, 1999, and the consolidated statements of operations and cash flows for the three months ended December 31, 1999 and 1998, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 1999, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

ACQUISITION

On January 13, 1999, the Company, through its main operating subsidiary, Haggar Clothing Co., acquired Jerell, Inc. ("Jerell"), a company engaged in the design and marketing of women's apparel, for an aggregate acquisition cost of $43.6 million. The acquisition cost consists of $36.9 million paid to the shareholders of Jerell, $0.4 million as consideration for a covenant not to compete to an executive officer, $4.7 million paid to a third party factor, and $1.6 million in expenses attributable to the acquisition. In conjunction with the acquisition, the Company received payments of notes receivable due from former stockholders of Jerell, Inc. of $2.8 million and payments of $0.7 million from former stockholders of Jerell for tax withholdings, resulting in a net acquisition cost of $40.1 million. The acquisition was accounted for under the purchase method. Based on current estimates, which may be revised at a later date, the excess consideration paid over the estimated fair value of net assets acquired of approximately $29.8 million was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of 20 years. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition. The following unaudited pro forma financial information combines the results of operations of the Company and Jerell as if the acquisition had taken place at the beginning of fiscal 1998. These results are not intended to be a projection of future results.

                                                                Three Months Ended
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        December 31,
                                                            -------------------------
                                                              1999            1998
                                                              ----            ----
   Net sales                                                $  98,682       $  98,979

   Net income                                                     557             (76)

   Net Income per share - Basic and Diluted                  $   0.08       $   (0.01)

In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

         Fair value of assets acquired                     $ 46,665
         Net cash paid for Jerell Inc.                       39,317
                                                           --------
              Liabilities assumed                          $  7,348
                                                           ========

CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 24.0% and 29.3% of the Company's net sales for the three months ended December 31, 1999 and 1998, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 11.7% and 10.8% of the Company's net sales for the three months ended December 31, 1999 and 1998, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

DUE FROM FACTOR

The Company has a factoring agreement with Bank of America for the purposes of providing credit administration for the Company. Under the terms of the factoring agreement, Bank of America purchases substantially all of Jerell's specialty store accounts receivable without recourse.

INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1999, and September 30, 1999 (in thousands):

                                                       December 31,          September 30,
                                                           1999                  1999
                                                     ----------------      ---------------
              Piece goods                            $          9,466      $        10,001
              Trimmings & supplies                              3,141                2,651
              Work-in-process                                  17,109               17,443
              Finished garments                                60,483               55,890
                                                     ----------------      ---------------
                                                     $         90,199      $        85,985
                                                     ================      ===============

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1999, and September 30, 1999 (in thousands):

                                                        December 31,            September 30,
                                                            1999                    1999
                                                       --------------           -------------
       Borrowings under revolving credit line          $       16,000           $           -
       Industrial Development Revenue
             Bonds with interest at a rate equal
             to that of high-quality, short-term,
             tax-exempt obligations, as defined
             (5.60% and 3.85% at December 31, 1999
             and September 30, 1999, respectively),
             payable in annual installments of $100
             to $200 and a final payment of $2,000
             in 2005, secured by certain buildings
             and equipment                                      2,500                   2,600
       Allstate notes                                          17,857                  21,429
       Other                                                    1,276                   1,414
                                                       --------------          --------------
                                                               37,633                  25,443
       Less - Current portion                                   4,069                   4,069
                                                       --------------           -------------
                                                       $       33,564           $      21,374
                                                       ==============           =============

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $1,169,495 at December 31, 1999.

As of December 31, 1999, the Company had a revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had additional available borrowing capacity of approximately $63,000,000 under this Agreement at December 31, 1999. The Company incurred approximately $40,932 in commitment fees related to the available borrowing capacity during the quarter ended December 31, 1999. The interest rates for the quarter ended December 31, 1999, ranged from 6.25% to 8.50%. The facility will mature June 30, 2002, unless renewed and is unsecured. The Agreement prohibits the Company from pledging its account receivables and inventories, contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain net worth, as defined, in excess of $149,494,000 and $55,000,000, respectively, as of December 31, 1999. The Agreement requires the Company to maintain a net worth in excess of the net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

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

CONTINGENCIES

LAWSUIT

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

Options to purchase 826,865 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the three months ended December 31, 1999. Options to purchase 874,683 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the three months ended December 31, 1998. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (unaudited, in thousands, except per share data):

                                                                               Three Months Ended
                                                                         December 31,       December 31,
                                                                            1999                 1998
                                                                       ---------------    ----------------
Net income                                                                        $557                $494

Weighted average number of common shares outstanding                             7,081               7,716

Common share-equivalents, due to stock options                                      55                  16
                                                                       ---------------    ----------------
                                                                                 7,136               7,732
                                                                       ===============    ================

Net income per share on a diluted basis                                          $0.08               $0.06
                                                                       ===============    ================

EMPLOYEE BENEFIT PLANS

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AND TRUST ("SERP")

In order to provide supplemental retirement benefits and pre-retirement death benefits to select members of the Company's senior management, the Company formed the Haggar Corp. Supplemental Executive Retirement Plan ("SERP") during the first quarter of fiscal 2000. At retirement age, as defined in the SERP, each participant will be entitled to a life annuity benefit (if married, a joint and 50% survivor annuity) equal to 65% of the participant's average total compensation during the three prior fiscal years, reduced by any Company-provided benefit under the existing deferred annuity program. If a participant dies before retirement, the surviving spouse or other beneficiary will receive a death benefit equal to $400,000 per year payable annually for 10 years.

The Company has established a trust to which the Company will contribute cash to purchase variable life insurance policies insuring each participant. Annual premiums for the current participants are approximately $878,000.

The SERP is operating as an unfunded compensation arrangement that is not subject to the annual reporting and disclosure requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

SUBSEQUENT EVENTS

DIVIDEND DECLARED

On January 25, 2000, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 7, 2000. The dividend of approximately $333,800 will be paid on February 18, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

RESULTS OF OPERATIONS

The Company's first quarter fiscal 2000 net income of $0.6 million was relatively consistent compared to a net income of $0.5 million in the first quarter fiscal 1999.

Net sales for the first quarter of fiscal 2000 increased 16.4% to $98.7 million from $84.8 million for the first quarter of fiscal 1999. Net sales increased for the first quarter of fiscal 2000 primarily due to our improved sportswear lines and the addition of our new women's division. Excluding the impact of the women's division, unit sales increased 6.0% and the average sales price decreased 10.8%. The 10.8% decrease in average sales price is primarily attributable to certain markdowns on sportcoats and shirts.

The 34.8% gross profit as a percentage of net sales in the first quarter of fiscal 2000 was comparable to the 35.0% in the first quarter of the prior fiscal year. The gross profit has remained comparable by maintaining the same strategic sourcing mix.

Selling, general and administrative expenses as a percentage of net sales decreased to 33.4% in the first quarter of fiscal 2000 compared to 33.9% in the first quarter of fiscal 1999. However, actual selling, general and administrative expenses increased $4.2 million to $33.0 million for the first quarter of fiscal 2000 compared to $28.8 million for first quarter of fiscal 1999. The overall increase in selling, general and administrative expenses includes additional expenses of $0.5 million related to the opening and operating of new retail stores, a $0.6 million increase from starting Haggar Japan operations in February 1999, $0.3 million attributable to new executive compensation arrangements which will continue in subsequent periods, and the inclusion of the women's division expenses of $3.4 million. These increases are offset by a decrease of $0.4 million in sales and marketing expenses. At the end of the first quarter of fiscal 2000, 66 retail stores were open and operational, as compared to 60 retail stores at the end of the same period one year ago.

Royalty income for the first quarter of fiscal 2000 decreased $0.3 million from the first quarter of fiscal 1999, primarily due to slow licensee sales and the Company's assumption of a licensee's business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks as most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $16.4 million to $43.1 million at December 31, 1999, from $59.5 million at September 30, 1999. In addition, the Company's due from factor decreased from $4.0 million at September 30, 1999, to $2.4 million at December 31, 1999. The decreases in trade accounts receivable and due from factor are primarily the result of reduced retail sales for the Company's customers.

Inventories as of December 31, 1999, increased to $90.2 million from $86.0 million at September 30, 1999. The increase in inventory levels during the first quarter of fiscal 1999 is mainly due to the timing of certain deliveries of seasonal products.

The Company has a revolving credit line facility with certain banks. As of December 31, 1999, the Company had additional available borrowing capacity of approximately $63.0 million under that facility. The Company incurred approximately $40,932 in commitment fees related to the available borrowing capacity during the first quarter of fiscal 2000. The interest rates during the first quarter of fiscal 2000 ranged from 6.25% to 8.50%. The facility will mature June 30, 2002, with a one year renewal at the option of the banks.

The Company remained unchanged in cash from operating activities for the three months ended December 31, 1999, primarily as a result of an increase in inventories of $4.2 million offset by a reduction in accounts receivable and due from factor of $18.0 million and reductions in (i) accounts payable, (ii) accrued liabilities and (iii) accrued wages, worker's compensation and other employee benefits of $6.1, $3.6, and $5.9, respectively. The Company used cash in investing activities of $1.1 million during the first three months of fiscal 2000, primarily as the result of purchasing property, plant, and equipment for the opening of retail stores and building in-store customer shops, which were offset by the proceeds from the sale of machinery and equipment. Cash flows provided by financing activities of $8.3 million for the three months ended December 31, 1999, were primarily the result of a net increase in long-term debt of $12.2 million to fund ongoing operations which was offset by the purchase of $3.6 million in treasury stock.

By comparison, the Company provided cash from operating activities for the three months ended December 31, 1998, of $9.9 million, primarily as a result of the reduction in accounts receivable of $23.8 million, offset by reductions in accounts payable of $9.4 million and an increase in inventories of $3.5 million. The Company used cash in investing activities of $1.9 million during the first three months of fiscal 1999, the result of purchases of property, plant, and equipment of $2.1 million, primarily in conjunction with the opening of retail stores in the first quarter of fiscal 1999. Cash flows used in financing activities of $7.7 million for the three months ended December 31, 1998, were primarily the result of a net reduction in long-term debt of $3.7 million and the purchase of $4.4 million in treasury stock.

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

STATE OF READINESS. The Company had completed the assessment, remediation and testing of all its computerized systems by November 30, 1999. Subsequent to December 31, 1999, the Company has not experienced any significant systems failures related to the Year 2000 issue. Similarly, no customers or suppliers have reported any significant Year 2000 problems to the Company. Nonetheless, the Company intends to continue monitoring its computerized systems and communicate with its customers and suppliers to identify any Year 2000 issues which may arise or be discovered during the 2000 calendar year.

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

The internal risks relate to the Company's systems and facilities. The Company conducted extensive testing to assure the Company that date changes would not affect its systems before, during or after January 1, 2000. In addition, the Company increased MIS staff coverage from December 30, 1999, to January 15, 2000. Also, facilities staff were on site during the January 1 weekend to confirm that building and mechanical systems operated as expected.

The external risk categories covered in the reports are customers, importers, piece goods and trim suppliers, manufacturing contractors, licensees, transportation and utility vendors. The Company's senior managers used risk analysis reports to develop contingency plans where necessary. In light of the lack of any significant Year 2000 problems reported to date, the Company does not believe such contingency plans will be utilized.

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

SUBSEQUENT EVENT

DIVIDEND DECLARED

On January 25, 2000, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 7, 2000. The dividend of approximately $333,800 will be paid on February 18, 2000.



PART II.  OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  10(a) Supplemental Executive Retirement Plan (SERP) and related Participant
           Agreements.

     10(b) Split-Dollar Life Insurance Plan, related Collateral Assignments and Participant Insurance Agreements.

     10(c) Wage Continuation Plan.

     27.1  Financial Data Schedule.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Haggar Corp.,



Date: February 14, 2000           By:    /S/ DAVID M. TEHLE
                                       -------------------------
                                       David M. Tehle
                                       Sr. Vice President
                                       Chief Financial Officer

                                       Signed on behalf of the
                                       registrant and as principal
                                       financial officer.