Form 10-Q
period 2000-03-31
HAGGAR CORP
filed 2000-05-15
CIK 892533

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.
                                     OR
         Transition report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

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

As of May 15, 2000, there were 6,594,460 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

       Item 1. Financial Statements

           Consolidated Statements of Operations
           (Three and six months ended March 31, 2000 and 1999)                                     3

           Consolidated Balance Sheets
           (As of March 31, 2000 and September 30, 1999)                                            4

           Consolidated Statements of Cash Flows
           (Six months ended March 31, 2000 and 1999)                                               5

           Notes to Consolidated Financial Statements                                            6-10

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                           11-14

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         14

Part II. Other Information.

       Item 4.   Submission of Matters to a Vote of Security Holders                               14

       Item 6.  Exhibits and Reports on Form 8-K                                                   15

       Signature                                                                                   15

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended                Six Months Ended
                                                            March 31,                        March 31,
                                                   --------------------------       --------------------------
                                                      2000            1999             2000            1999
                                                   -----------    -----------       -----------    -----------
Net sales                                          $   117,068    $   120,263       $   215,750    $   205,057

Cost of goods sold                                      79,242         82,531           143,623        137,669
                                                   -----------    -----------       -----------    -----------

Gross profit                                            37,826         37,732            72,127         67,388

Selling, general and administrative expenses           (33,929)       (34,815)          (66,883)       (63,588)

Royalty income, net                                        865            888               909          1,229
                                                   -----------    -----------       -----------    -----------

Operating income                                         4,762          3,805             6,153          5,029

Other income, net                                           13            530               357            886

Interest expense                                        (1,132)        (1,127)           (1,931)        (1,900)
                                                   ------------   ------------      ------------   -----------

Income from operations before provision
     for income taxes                                    3,643          3,208             4,579          4,015

Provision for income taxes                               1,461          1,313             1,840          1,626
                                                   -----------    -----------       -----------    -----------

Net income                                         $     2,182    $     1,895       $     2,739    $     2,389
                                                   ===========    ===========       ===========    ===========

Net income per share on a basic basis              $      0.33    $      0.25       $      0.40    $      0.31
                                                   ===========    ===========       ===========    ===========

Net income per share on a diluted basis            $      0.31    $      0.25       $      0.39    $      0.31
                                                   ===========    ===========       ===========    ===========

Weighted average number of common shares
outstanding - Basic                                      6,707          7,615             6,895          7,666
                                                   ===========    ===========       ===========    ===========

Weighted average number of common shares and
common share-equivalents outstanding - Diluted           6,953          7,615             7,076          7,673
                                                   ===========    ===========       ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        March 31,
                                                                          2000           September 30,
                                                                       (unaudited)            1999
                                                                       -----------       -------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $     7,214      $     6,380
      Accounts receivable, net                                                62,893           59,488
      Due from factor                                                          3,481            4,034
      Inventories                                                             81,187           85,985
      Deferred tax benefit                                                    11,804           12,100
      Other current assets                                                     2,920            1,639
                                                                         -----------      -----------
           Total current assets                                              169,499          169,626

Property, plant, and equipment, net                                           60,579           61,897
Goodwill, net                                                                 28,135           28,751
Other assets                                                                   2,941            3,257
                                                                         -----------      -----------
Total assets                                                             $   261,154      $   263,531
                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $    23,303      $    33,030
      Accrued liabilities                                                     23,307           27,954
      Accrued wages and other employee compensation                            2,614            7,014
      Accrued workers' compensation                                            4,660            4,775
      Current portion of long-term debt                                        4,069            4,069
                                                                         -----------      -----------
           Total current liabilities                                          57,953           76,842

Deferred income taxes                                                            867              867
Long-term debt                                                                43,561           21,374
                                                                         -----------      -----------
Total liabilities                                                            102,381           99,083

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.10 per share; 25,000,000
      shares authorized and 8,578,665 and 8,576,998
      shares issued at March 31, 2000 and September 30,
      1999, respectively                                                         857              857
Additional paid-in capital                                                    41,865           41,860
Retained earnings                                                            138,334          136,267
                                                                         -----------      -----------
                                                                             181,056          178,984
Less - Treasury stock, 1,984,205 and 1,391,605 shares at cost at
       March 31, 2000 and September 30, 1999, respectively                   (22,283)         (14,536)
                                                                         -----------      -----------
           Total stockholders' equity                                        158,773          164,448
                                                                         -----------      -----------
Total liabilities and stockholders' equity                               $   261,154      $   263,531
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

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                               --------------------------------
                                                                                    2000                1999
                                                                               ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $      2,739        $      2,389
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                                     6,677               6,769
    Gain on disposal of property, plant, and equipment                                 (524)               (471)
    Changes in assets and liabilities:
       Accounts receivable, net                                                      (3,405)             14,963
       Due from factor                                                                  553              (5,226)
       Inventories, net                                                               4,798               6,141
       Current deferred tax benefit                                                     296              (2,898)
       Other current assets                                                          (1,281)                249
       Accounts payable                                                              (9,727)             (3,410)
       Accrued liabilities                                                           (4,647)              2,304
       Accrued wages, workers' compensation, and other employee benefits             (4,515)             (2,525)
                                                                               ------------        ------------
          Net cash (used in) provided by operating activities                        (9,036)             18,285

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                                      (5,258)             (3,336)
Purchase of Jerell, Inc.                                                               --               (39,237)
Proceeds from the sale of property, plant and equipment, net                          1,199                 857
Decrease (increase) in other assets                                                     156                (481)
                                                                               ------------        ------------
          Net cash used in investing activities                                      (3,903)            (42,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments from short-term borrowings                                                --                (3,453)
Purchase of treasury stock at cost                                                   (7,747)             (6,214)
Proceeds from issuance of long-term debt                                             99,000              32,000
Payments on long-term debt                                                          (76,813)             (6,662)
Proceeds from issuance of common stock                                                    5                --
Payments of cash dividends                                                             (672)               (755)
                                                                               ------------        ------------
          Net cash provided by financing activities                                  13,773              14,916

Increase (decrease) in cash and cash equivalents                                        834              (8,996)
Cash and cash equivalents, beginning of period                                        6,380              20,280
                                                                               ------------        ------------
Cash and cash equivalents, end of period                                       $      7,214        $     11,284
                                                                               ============        ============

Supplemental disclosure of cash flow information
Cash paid for:
    Interest                                                                   $      1,767        $      3,707
    Income taxes                                                               $      5,134        $      2,882

        The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations and cash flows for the three and six months ended March 31, 2000, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 2000, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

ACQUISITION

On January 13, 1999, the Company, through its main operating subsidiary, Haggar Clothing Co., acquired Jerell, Inc. ("Jerell"), a company engaged in the design and marketing of women's apparel, for an aggregate acquisition cost of $43.6 million. The acquisition cost consists of $36.9 million paid to the shareholders of Jerell, $0.4 million as consideration for a covenant not to compete to an executive officer, $4.7 million paid to a third party factor, and $1.6 million in expenses attributable to the acquisition. In conjunction with the acquisition, the Company received payments of notes receivable due from former stockholders of Jerell of $2.8 million and payments of $0.7 million from former stockholders of Jerell for tax withholdings, resulting in a net acquisition cost of $40.1 million. The acquisition was accounted for under the purchase method. Based on current estimates, which may be revised at a later date, the excess consideration paid over the estimated fair value of net assets acquired of approximately $29.9 million was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of 20 years. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition. The following unaudited pro forma financial information combines the results of operations of the Company and Jerell as if the acquisition had taken place at the beginning of fiscal 1998. These results are not intended to be a projection of future results.

                                                        Six Months Ended
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              March 31,
                                                    ---------------------
                                                       2000        1999
                                                    ---------   ---------
         Net sales                                  $ 215,750   $ 219,241

         Net income                                     2,739       1,762

         Net Income per share - Basic               $    0.40   $    0.23
         Net Income per share - Diluted
                                                    $    0.39   $    0.23

In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

         Fair value of assets acquired                     $ 46,665
         Net cash paid for Jerell, Inc.                      39,317
                                                           --------
                   Liabilities assumed                     $  7,348
                                                           ========

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 24.5% and 26.3% of the Company's net sales for the six months ended March 31, 2000 and 1999, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 12.0% and 11.4% of the Company's net sales for the six months ended March 31, 2000 and 1999, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

DUE FROM FACTOR

The Company has a factoring agreement with Bank of America for the purposes of providing credit administration for the Company. Under the terms of the factoring agreement, Bank of America purchases substantially all of Jerell's specialty store accounts receivable without recourse.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 2000, and September 30, 1999 (in thousands):

                                                         March 31,           September 30,
                                                           2000                  1999
                                                     ----------------      ---------------
              Piece goods                            $          8,958      $        10,001
              Trimmings & supplies                              2,761                2,651
              Work-in-process                                  17,057               17,443
              Finished garments                                52,411               55,890
                                                     ----------------      ---------------
                                                     $         81,187      $        85,985
                                                     ================      ===============

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2000, and September 30, 1999 (in thousands):

                                                        March 31,               September 30,
                                                          2000                      1999
                                                     -------------              --------------
              Borrowings under revolving
                  credit line                        $      26,000              $           -

              Industrial Development Revenue Bonds with interest at a rate equal to that of high-quality, short-term, tax-exempt obligations, as defined (3.85% at March 31, 2000 and September 30, 1999), payable in annual installments of $100 to $200, and a final payment of $2,000 in 2005, secured by
                  certain buildings and equipment            2,500                      2,600
              Allstate Notes                                17,857                     21,429
              Other                                          1,273                      1,414
                                                     -------------              -------------
                                                            47,630                     25,443
              Less - Current portion                         4,069                      4,069
                                                     -------------              -------------
                                                     $      43,561              $      21,374
                                                     =============              =============

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $868,322 at March 31, 2000.

As of March 31, 2000, the Company had a revolving credit line agreement (the "Agreement") with certain banks. During the second quarter of 2000, the Agreement was amended to permit the Company to repurchase up to $40 million worth of its common shares outstanding under the Company's stock repurchase program. As of March 31, 2000, the Company had additional available borrowing capacity of approximately $66 million. The Company incurred approximately $76,120 in commitment fees related to the available borrowing capacity for the six month period ended March 31, 2000. The interest rates for the six month period ended March 31, 2000, ranged from 6.25% to 9.00%. The facility will mature June 30, 2002, unless renewed and is unsecured. The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain net worth, as defined, in excess of $148,311,000 and $55,000,000, respectively, as of March 31, 2000. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

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

CONTINGENCIES

LAWSUITS

During the last thirteen months, two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company intends to appeal the original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial statements.

The Company has a program to actively manage the process to reduce the Company's overall exposure to these types of claims, which are similar in nature and geographically concentrated. However, the Company has possible additional exposure to similar cases, which have not yet been tried. Management believes its accruals are adequate, but the unpredictability of these cases could result in additional accruals of up to $2 million being required in the third quarter. This is an estimate and additional information is necessary before management can provide a final projection. However, management does not believe that the outcome of these pending cases will have a material adverse impact on its financial statements.

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

Options to purchase 983,231 and 765,500 common shares at prices ranging from $12.88 to $23.00 were not dilutive and were outstanding for the three and six months ended March 31, 2000. Options to purchase 1,240,183 and 899,683 common shares at prices ranging from $11.00 to $23.00 were not dilutive and were outstanding for the three and six months ended March 31, 1999. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (in thousands, except per share data):

                                                      Three Months Ended                 Six Months Ended
                                                            March 31,                        March 31,
                                                   --------------------------       --------------------------
                                                      2000            1999             2000            1999
                                                   -----------    -----------       -----------    -----------
Net income to common stockholders                  $     2,182    $     1,895       $     2,739    $     2,389

Weighted average common shares outstanding               6,707          7,615             6,895          7,666

Shares equivalents, due to stock options                   246              -               181              7
                                                   -----------    -----------       -----------    -----------
                                                         6,953          7,615             7,076          7,673
                                                   ===========    ===========       ===========    ===========

Net income per share - Diluted                      $     0.31     $     0.25        $     0.39     $     0.31
                                                   ===========    ===========       ===========    ===========

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

SUBSEQUENT EVENTS

DIVIDEND DECLARED.

On April 27, 2000, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 10, 2000. The dividend of approximately $329,700 will be paid on or before May 24, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

RESULTS OF OPERATIONS

The Company's second quarter of fiscal 2000 net income of $2.2 million compares to net income of $1.9 million in the second quarter of fiscal 1999. The increase in net income for the second quarter relates primarily to lower selling, general and administrative expenses. Net income to common stockholders for the six months ended March 31, 2000, was $2.7 million compared to $2.4 million for the six months ended March 31, 1999. The increase in net income for the six months ended March 31, 2000, relates principally to the increase in operating income related to the acquisition of Jerell.

Net sales for the quarter ended March 31, 2000, decreased 2.7% to $117.1 million from $120.3 million for the second quarter of fiscal 1999. The decrease in net sales for the second quarter of fiscal 2000 is the combined result of a 1.3% increase in unit sales and an 3.9% decrease in the average sales price. Net sales for the six months ended March 31, 2000, increased 5.2% to $215.7 million compared to $205.1 million in the prior fiscal year. The 5.2% increase in the first six months of fiscal 2000 is primarily the result of the inclusion of the new women's division net sales.

Gross profit as a percentage of net sales increased to 32.3% in the second quarter of fiscal 2000 compared to 31.4% in the second quarter of the prior fiscal year. Gross profit for the first six months of fiscal 2000 increased to 33.4% compared to 32.9% in the first six months of fiscal 1999. The increases in gross profit are primarily the result of fewer inventory markdowns and improved operational efficiencies which are reducing the Company's cost per unit.

Selling, general and administrative expenses as a percentage of net sales remained consistent for the three and six month periods ended March 31, 2000, compared to the same periods ended March 31, 1999. Actual selling, general and administrative expenses decreased to $33.9 million in the second quarter of fiscal 2000 compared to $34.8 million in the same quarter in fiscal 1999. The $0.9 million decrease in selling, general and administrative expenses for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 relates to a $1.1 million decrease in selling expenses, a $1.3 million decrease in women's division expenses, and a $0.8 million decrease in shipping and information system expenses. The decreases are offset by a $1.9 million increase in licensing expenses and a $0.4 million increase in the opening and operating of new retail stores. Actual selling, general and administrative expenses increased to $66.9 million for the six months ended March 31, 2000, compared to $63.6 million in the first six months of the prior fiscal year. The increase of $3.3 million in selling, general and administrative expenses for the first six months of fiscal 2000 compared to fiscal 1999 primarily related to the following: a $2.1 million increase in women's division expenses, $0.9 million increase for the opening and operation of new retail stores, $0.6 million increase for the Haggar Japan operations, $2.0 million increase in licensing expenses, and a $0.5 million increase attributable to executive compensation arrangements (which will continue in subsequent periods). These increases are partially offset by a $1.0 million decrease in shipping and information system expenses, and a $1.8 million decrease in selling expenses. At the end of the second quarter of fiscal 2000, 66 retail stores were open and operational as compared to 60 stores at the end of the second quarter of fiscal 1999.

Other income was $13,000 in the second quarter of fiscal 2000 compared to $530,000 in the same quarter last year. For the first six months of fiscal 2000, other income decreased to $357,000 compared to $886,000 for the same period last year. The decreases in both periods relate to gains from the sales of miscellaneous equipment in fiscal 1999 which did not repeat in fiscal 2000.

In the second quarter of fiscal 2000, the provision for income taxes decreased as a percentage of income before taxes to 40.1% from 40.9% for the same quarter last year. For the six months ended March 31, 2000, the provision for income taxes decreased as a percentage of income before taxes to 40.2% from 40.5% for the same period last year. The decreases are a result of certain permanent differences related to depreciation, deductibility of goodwill, and meals and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable, including amounts due from the factor, increased approximately $2.9 million to $66.4 million at March 31, 2000, from $63.5 million at September 30, 1999. This increase is primarily the result of seasonal increases in sales.

Inventories as of March 31, 2000, decreased to $81.2 million from $86.0 million at September 30, 1999. The decrease in inventory levels relates primarily to the Company's ongoing efforts to reduce finished goods inventories.

As of December 31, 1999, the Company had a revolving credit line facility with certain banks. As of March 31, 2000, the Company had additional available borrowing capacity of approximately $66.0 million. The Company incurred approximately $76,120 in commitment fees related to the available borrowing capacity for the six months ended March 31, 2000. The interest rates for the quarter ended March 31, 2000, ranged from 6.25% to 9.00%. The facility will mature June 30, 2002, with a one year renewal at the option of the banks.

For the six months ended March 31, 2000, the Company used cash in operating activities of approximately $9.0 million. The cash used is primarily the result of a $3.4 million increase in accounts receivable and a $9.7 million decrease in accounts payable, offset by a $4.8 million decrease in inventories. For the same period last year, the Company provided cash from operating activities of $18.3 million (net of effects from the purchase of Jerell, Inc.) primarily from a $15.0 million decrease in accounts receivable, and a $6.1 million decrease in inventories, offset by a $5.2 million decrease in amounts due from factor.

The Company used approximately $3.9 million in investing activities for the six months ended March 31, 2000. The Company purchased property, plant and equipment of $5.3 million, offset by proceeds from the sale of property, plant and equipment of $1.2 million. For the six months ended March 31, 1999, approximately $42.2 million in cash flow was used by investing activities primarily as the result of purchasing $3.3 million of property, plant and equipment and acquiring Jerell for $39.2 million.

Cash flows provided from financing activities of $13.8 million for the six months ended March 31, 2000, were primarily the result of a net increase in long-term debt of $22.2 million, offset by a $0.7 million payment of cash dividends and the purchase of $7.7 million in treasury stock. Comparatively, cash flows provided from financing activities of $14.9 million for the same period last year were primarily the result of a $25.3 million net increase in long-term debt, offset by the purchase of $6.2 million in treasury stock and $3.5 million payment of short-term borrowings.

The Company believes that the cash flow generated from operations and the funds available under the aforementioned credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

YEAR 2000 CONSIDERATIONS

GENERAL. The Year 2000 issue concerns the inability of some computerized systems to properly process date-sensitive information on and after January 1, 2000, because of the use of only the last two digits to identify a year. The Company had a full-time project manager coordinating the assessment and remediation of Year 2000 issues affecting the Company. The project manager and team leaders from various areas within the Company implemented the remediation necessary to prepare the Company for the Year 2000. The Year 2000 steering committee, composed of members from various functional groups, provided oversight by reviewing and evaluating the progress of the Year 2000 program. In addition to its internal Year 2000 compliance program, the Company requested information from a majority of its customers and vendors concerning their Year 2000 compliance.

STATE OF READINESS. The Company completed the assessment, remediation and testing of all its computerized systems by November 30, 1999. Subsequent to December 31, 1999, the Company has not experienced any significant systems failures related to the Year 2000 issue. Similarly, no customers or suppliers have reported any significant Year 2000 problems to the Company. Nonetheless, the Company intends to continue monitoring its computerized systems and communicate with its customers and suppliers to identify any Year 2000 issues which may arise or be discovered during the 2000 calendar year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments. The Company is exposed to interest rate risk primarily through its borrowing activities. As of March 31, 2000, the Company had $26.0 million outstanding under its revolving credit line agreement and $17.9 million in senior notes payable. See Item 1. - Notes to Consolidated Financial Statements - Long-term Debt for additional discussion of the terms of the Company's credit facility and the senior notes payable. The fair values of the borrowings under the revolving credit line and the senior notes approximate the carrying values of the respective obligations.


PART II.  OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on February 9, 2000. At such meeting, Frank D. Bracken and Rae F. Evans were elected to serve as Class I directors of the Company for a three year term and until their respective successors are elected and qualified. Of the 6,095,347 shares represented at the meeting in person or by proxy, Mr. Bracken and Mrs. Evans received 6,082,429 and 6,066,735 votes, respectively, for their election as Class I directors. The other directors whose term of office continued after the meeting are J.M.
Haggar III, Norman E. Brinker, Richard W. Heath, and John C. Tolleson.

The appointment of Arthur Andersen LLP as auditors for the 2000 fiscal year was ratified with 6,087,798 shares voted for, 5,053 shares voted against, no broker non-votes and 2,495 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 10(a) Seventh Amendment to First Amended and Restated Credit Agreement dated February 18, 2000, between the Company and Chase Bank of Texas, as agent for a bank syndicate.

         (b)    Exhibit 27.1  Financial Data Schedule

         (c) No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Haggar Corp.,


Date:  May 15, 2000                      By:  /S/ David M. Tehle
                                              ------------------------
                                              David M. Tehle
                                              Senior Vice President,
                                              Secretary and
                                              Chief Financial Officer


                                              Signed on behalf of the
                                              registrant and as principal
                                              financial officer.