Form 10-Q
period 2000-06-30
HAGGAR CORP
filed 2000-08-09
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                  -------------

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                              OR
         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

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


As of August 9, 2000, there were 6,535,460 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements

             Consolidated Statements of Operations
             (Three and nine months ended June 30, 2000 and 1999)                                   3

             Consolidated Balance Sheets
             (As of June 30, 2000 and September 30, 1999)                                           4

             Consolidated Statements of Cash Flows
             (Nine months ended June 30, 2000 and 1999)                                             5

             Notes to Consolidated Financial Statements                                          6-10

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                          11-14

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        14

Part II. Other Information.

        Item 6.  Exhibits and Reports on Form 8-K                                                  15

        Signature                                                                                  15



                                       HAGGAR CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                      2000            1999              2000           1999
                                                   -----------    -----------       -----------    -----------
Net sales                                          $   102,053    $   107,215       $   317,803    $   312,272

Cost of goods sold                                      69,243         71,946           212,866        209,627
                                                   -----------    -----------       -----------    -----------

Gross profit                                            32,810         35,269           104,937        102,645

Selling, general and administrative expenses           (30,551)       (32,339)          (97,434)       (95,916)

Royalty income, net                                        592            569             1,501          1,798
                                                   -----------    -----------       -----------    -----------

Operating income                                         2,851          3,499             9,004          8,527

Other income, net                                          451            338               808          1,224

Interest expense                                        (1,037)          (966)           (2,968)        (2,865)
                                                   -----------    -----------       -----------    -----------

Income from operations before provision
     for income taxes                                    2,265          2,871             6,844          6,886

Provision for income taxes                                 842          1,046             2,682          2,673
                                                   -----------    -----------       -----------    -----------

Net income                                         $     1,423    $     1,825       $     4,162    $     4,213
                                                   ===========    ===========       ===========    ===========

Net income per share on a basic basis              $      0.22    $      0.25       $      0.61    $      0.56
                                                   ===========    ===========       ===========    ===========

Net income per share on a diluted basis            $      0.21    $      0.25       $      0.59    $      0.56
                                                   ===========    ===========       ===========    ===========

Weighted average number of common shares
outstanding - basic                                      6,594          7,235             6,795          7,523
                                                   ===========    ===========       ===========    ===========

Weighted average number of common shares and
common share-equivalents outstanding - diluted           6,847          7,274             7,001          7,561
                                                   ===========    ===========       ===========    ===========




              The accompanying notes are an integral part of these consolidated financial statements.

                                            HAGGAR CORP. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS)



                                                                          June 30,
                                                                            2000         September 30,
                                                                         (unaudited)          1999
                                                                         -----------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $    10,631      $     6,380
      Accounts receivable, net                                                46,301           59,488
      Due from factor                                                          2,094            4,034
      Inventories                                                             83,764           85,985
      Deferred tax benefit                                                    11,804           12,100
      Other current assets                                                     4,445            1,639
                                                                         -----------      -----------
           Total current assets                                              159,039          169,626

Property, plant, and equipment, net                                           59,533           61,897
Goodwill, net                                                                 26,586           28,751
Other assets                                                                   2,942            3,257
                                                                         -----------      -----------
Total assets                                                             $   248,100      $   263,531
                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $    23,445      $    33,030
      Accrued liabilities                                                     17,222           27,954
      Accrued wages and other employee compensation                            3,649            7,014
      Accrued workers' compensation                                            4,314            4,775
      Current portion of long-term debt                                        4,069            4,069
                                                                         -----------      -----------
           Total current liabilities                                          52,699           76,842

Deferred income taxes                                                            974              867
Long-term debt                                                                34,549           21,374
                                                                         -----------      -----------
Total liabilities                                                             88,222           99,083

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.10 per share; 25,000,000
      shares authorized and 8,578,665 and 8,576,998
      shares issued at June 30, 2000 and September 30,
      1999, respectively                                                         857              857
Additional paid-in capital                                                    41,878           41,860
Retained earnings                                                            139,426          136,267
                                                                         -----------      -----------
                                                                             182,161          178,984
Less - Treasury stock, 1,984,205 and 1,391,605 shares at cost at
       June 30, 2000 and September 30, 1999, respectively                    (22,283)         (14,536)
                                                                         -----------      -----------
           Total stockholders' equity                                        159,878          164,448
                                                                         -----------      -----------
Total liabilities and stockholders' equity                               $   248,100      $   263,531
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

                                    HAGGAR CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED, IN THOUSANDS)



                                                                                            Nine Months Ended
                                                                                                June 30,
                                                                                      ----------------------------
                                                                                          2000             1999
                                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $     4,162      $     4,213
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                          10,043           10,042
    Gain on disposal of property, plant, and equipment                                       (393)            (578)
    Changes in assets and liabilities, net of the
       effects from the purchase of Jerell, Inc.:
       Accounts receivable, net                                                            13,187           24,160
       Due from factor                                                                      1,940           (1,069)
       Inventories, net                                                                     2,221            5,262
       Deferred taxes                                                                         403           (4,635)
       Other current assets                                                                (2,806)          (3,584)
       Accounts payable                                                                    (9,585)           3,978
       Accrued liabilities                                                                (10,732)           8,832
       Accrued wages, workers' compensation, and other employee  benefits                  (3,826)            (493)
                                                                                      -----------      -----------
          Net cash provided by operating activities                                         4,614           46,128

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                                            (7,417)          (5,158)
Purchase of Jerell, Inc.                                                                        -          (39,257)
Proceeds from the sale of property, plant and equipment, net                                1,280            1,336
Decrease (increase) in other assets                                                         1,331             (555)
                                                                                      -----------      -----------
          Net cash used in investing activities                                            (4,806)         (43,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments from short-term borrowings                                                         -           (3,453)
Purchase of treasury stock at cost                                                         (7,747)          (8,966)
Proceeds from issuance of long-term debt                                                  118,000           33,000
Payments on long-term debt                                                               (104,825)         (36,664)
Proceeds from issuance of common stock                                                         18                -
Payments of cash dividends                                                                 (1,003)            (755)
                                                                                      -----------      -----------
          Net cash provided by (used in) financing activities                               4,443          (16,838)

Increase (decrease) in cash and cash equivalents                                            4,251          (14,344)
Cash and cash equivalents, beginning of period                                              6,380           20,280
                                                                                      -----------      -----------
Cash and cash equivalents, end of period                                              $    10,631      $     5,936
                                                                                      ===========      ===========

Supplemental disclosure of cash flow information Cash paid for:
    Interest                                                                          $     2,944      $     4,079
    Income taxes                                                                      $     6,915      $     7,140





              The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations and cash flows for the three and nine months ended June 30, 2000, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 2000, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

ACQUISITION

On January 13, 1999, the Company, through its main operating subsidiary, Haggar Clothing Co., acquired Jerell, Inc. ("Jerell"), a company engaged in the design and marketing of women's apparel, for an aggregate acquisition cost of $43.6 million. The acquisition cost consists of $36.9 million paid to the shareholders of Jerell, $0.4 million as consideration for a covenant not to compete to an executive officer, $4.7 million paid to a third party factor, and $1.6 million in expenses attributable to the acquisition. In conjunction with the acquisition, the Company received payments of notes receivable due from former stockholders of Jerell of $2.8 million and payments of $0.7 million from former stockholders of Jerell for tax withholdings, resulting in a net acquisition cost of $40.1 million. The acquisition was accounted for under the purchase method. Based on estimates in the second quarter of fiscal 1999, the excess consideration paid over the estimated fair value of net assets acquired of approximately $29.9 million was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of 20 years. In the third quarter of fiscal 2000, the Company determined that it was entitled to $1.2 million in federal tax refunds related to the overpayment of taxes by Jerell prior to being acquired by Haggar. The refund was accordingly recorded as a reduction of goodwill. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition. The following unaudited pro forma financial information combines the results of operations of the Company and Jerell as if the acquisition had taken place at the beginning of fiscal 1999. These results are not intended to be a projection of future results.

                                                   Nine Months Ended
                                                        June 30,
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     --------------------------
                                                  2000           1999
                                                  ----           ----
 Net sales                                      $317,803       $326,456

 Net income                                        4,162          3,842

 Net Income per share - basic                      $0.61       $   0.51
 Net Income per share - diluted                    $0.59       $   0.51

In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

         Fair value of assets acquired                         $46,665
         Net cash paid for Jerell, Inc.                         39,317
                                                               -------
            Liabilities assumed                                $ 7,348
                                                               =======

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 24.6% and 26.6% of the Company's net sales for the nine months ended June 30, 2000 and 1999, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 11.8% and 13.0% of the Company's net sales for the nine months ended June 30, 2000 and 1999, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

DUE FROM FACTOR

The Company has a factoring agreement with Bank of America for the purposes of providing credit administration for the Company. Under the terms of the factoring agreement, Bank of America purchases substantially all of Jerell's specialty store accounts receivable without recourse.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 2000, and September 30, 1999 (in thousands):



                                                         June 30,            September 30,
                                                           2000                  1999
                                                     ----------------      ---------------
              Piece goods                            $         10,131      $        10,001
              Trimmings & supplies                              3,708                2,651
              Work-in-process                                  16,559               17,443
              Finished garments                                53,366               55,890
                                                     ----------------      ---------------
                                                     $         83,764      $        85,985
                                                     ================      ===============

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2000, and September 30, 1999 (in thousands):

                                                              June 30,                September 30,
                                                                2000                       1999
                                                           -------------              -------------
              Borrowings under revolving
                  credit line                              $      17,000              $           -

              Industrial Development Revenue
                  Bonds with interest at a rate equal
                  to that of high-quality, short-term,
                  tax-exempt obligations, as defined
                  (4.5% at June 30, 2000 and 3.85%
                  at September 30, 1999), payable in
                  annual installments of $100 to
                  $200, and a final payment of
                  $2,000 in 2005, secured by
                  certain buildings and equipment                  2,500                      2,600
              Allstate Notes                                      17,857                     21,429
              Other                                                1,261                      1,414
                                                           -------------              -------------
                                                                  38,618                     25,443
              Less - Current portion                               4,069                      4,069
                                                           -------------              -------------
                                                           $      34,549              $      21,374
                                                           =============              =============

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $834,829 at June 30, 2000.

As of June 30, 2000, the Company had a revolving credit line agreement (the "Agreement") with certain banks. As of June 30, 2000, the Company had additional available borrowing capacity of approximately $62 million. The Company incurred approximately $36,000 in commitment fees during the quarter ended June 30, 2000. The interest rates for the nine month period ended June 30, 2000, ranged from 6.56% to 9.50%. The facility will mature June 30, 2002, with one year renewal at the option of the banks and is unsecured, except that the Company is prohibited from pledging its accounts receivable and inventories during the term of the Agreement. The Agreement contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company and Clothing Co., the Company's main operating subsidiary, to maintain tangible net worth, as defined, in excess of $148,311,000 and $55,000,000, respectively, as of June 30, 2000. The Agreement prohibits the payment of any dividend if a default exists.

CONTINGENCIES

LAWSUITS

During the last sixteen months, two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company intends to appeal the original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial statements.

The Company has a program to actively manage the process to reduce the Company's overall exposure to these types of claims, which are similar in nature and geographically concentrated. As a result of unfavorable progress in the settlement of such claims, the Company accrued $1.6 million in the third quarter of fiscal 2000. Management does not believe that the final disposition of the pending claims will have a material adverse impact on its financial statements.

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

Options to purchase 826,865 common shares at prices ranging from $12.88 to $23.00 were not dilutive and were outstanding for the three and nine months ended June 30, 2000. Options to purchase 859,956 and 884,956 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the three and nine months ended June 30, 1999. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (in thousands, except per share data):



                                                        Three Months Ended                Nine Months Ended
                                                             June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                       2000           1999              2000           1999
                                                   -----------    -----------       -----------    -----------
Net income to common stockholders                  $     1,423    $     1,825       $     4,162    $     4,213

Weighted average common shares outstanding               6,594          7,235             6,795          7,523

Shares equivalents, due to stock options                   253             39               206             38

                                                   -----------    -----------       -----------    -----------
                                                         6,847          7,274             7,001          7,561
                                                   ===========    ===========       ===========    ===========


Net income per share - diluted                     $      0.21    $      0.25       $      0.59    $      0.56
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

SUBSEQUENT EVENTS

DIVIDEND DECLARED.

On July 25, 2000, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 7, 2000. The dividend of approximately $326,800 will be paid on or before August 21, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

RESULTS OF OPERATIONS

The Company's third quarter of fiscal 2000 net income of $1.4 million compares to net income of $1.8 million in the third quarter of fiscal 1999. The decrease in net income for the third quarter relates primarily to unusually high legal expenses incurred as a result of various claims by former employees for wrongful discharge and common law tort against the Company. Without the legal charge to income, net income would have been $2.4 million, a 33% increase over the same quarter last year. Net income to common stockholders for the nine months ended June 30, 2000, was $4.2 million compared to $4.2 million for the nine months ended June 30, 1999. Excluding the legal charges, net income would have been $5.1 million for the nine months ended June 30, 2000, a 21% increase over the same period last year. The increase in net income, excluding the legal charge for the three and nine months ended June 30, 2000, relates principally to the improved gross margins resulting from operational and sourcing efficiencies and reduced selling, general and administrative expenses.

Net sales for the quarter ended June 30, 2000, decreased 4.8% to $102.1 million from $107.2 million for the third quarter of fiscal 1999. The decrease in net sales for the third quarter of fiscal 2000 is the combined result of a 0.7% decrease in unit sales and a 4.1% decrease in the sales price due to higher returns and allowances. Net sales for the nine months ended June 30, 2000, increased 1.8% to $317.8 million compared to $312.3 million in the prior fiscal year. The 1.8% increase in the first nine months of fiscal 2000 is primarily the result of the inclusion of the new women's division net sales.

Gross profit as a percentage of net sales decreased to 32.2% in the third quarter of fiscal 2000 compared to 32.9% for the same quarter last year. Gross profit for the first nine months of fiscal 2000 increased to 33.0% compared to 32.8% in the first nine months of fiscal 1999. Excluding the legal charge to cost of sales, gross profit as a percentage of net sales would have been 33.7% and 33.5% for the third quarter and nine months ended June 30, 2000, respectively. The increases in gross profit are primarily the result of sourcing efficiencies that have been implemented across the Company and the Company's ability to better forecast customer trends, allowing us to balance inventories and reduce markdowns.

Selling, general and administrative expenses as a percentage of net sales remained relatively consistent for the three and nine month periods ended June 30, 2000, compared to the same periods ended June 30, 1999. Actual selling, general and administrative expenses decreased to $30.6 million in the third quarter of fiscal 2000 compared to $32.3 million in the same quarter in fiscal 1999. The $1.8 million decrease in selling, general and administrative expenses for the third quarter of fiscal 2000 compared to the same quarter of fiscal 1999 relates to a $1.7 million decrease in advertising expenses, a $0.6 million decrease in women's division expenses offset by a $0.8 million increase in licensing expenses related to the DKNY license. Actual selling, general and administrative expenses increased to $97.4 million for the nine months ended June 30, 2000, compared to $95.9 million in the first nine months of the prior fiscal year. The increase of $1.5 million in selling, general and administrative expenses for the first nine months of fiscal 2000 compared to fiscal 1999 primarily related to a $1.3 million increase in women's division expenses, $0.8 million increase for the opening and operation of new retail stores, $1.1 million increase for the Haggar Japan operations, $2.8 million increase in licensing expenses related to the DKNY license, and a $1.2 million increase attributable to executive compensation arrangements (which will continue in subsequent periods), offset by a $2.5 million decrease in advertising expenses, a $1.4 million decrease in selling expenses, $0.9 million decrease in shipping expenses, and a $0.9 million decrease in information system expenses. At the end of the third quarter of fiscal 2000, 65 retail stores were open and operational as compared to 62 stores at the end of the third quarter of fiscal 1999.

Other income was $451,000 in the third quarter of fiscal 2000 compared to $338,000 in the same quarter last year. For the first nine months of fiscal 2000, other income decreased to $808,000 compared to $1,224,000 for the same period last year. The decrease in the nine months of fiscal 2000 relates to gains from the sales of miscellaneous equipment in fiscal 1999 which did not repeat in fiscal 2000.

In the third quarter of fiscal 2000, the provision for income taxes increased as a percentage of income before taxes to 37.2% from 36.4% for the same quarter last year. For the nine months ended June 30, 2000, the provision for income taxes increased as a percentage of income before taxes to 39.2% from 38.8% for the same period last year. The increases are a result of certain permanent differences related to deductibility of goodwill and meals and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable, including amounts due from the factor, decreased approximately $15.1 million to $48.4 million at June 30, 2000, from $63.5 million at September 30, 1999. This decrease is primarily the result of decreased sales.

Inventories as of June 30, 2000, decreased to $83.8 million from $86.0 million at September 30, 1999. The decrease in inventory levels relates primarily to the Company's ongoing efforts to reduce finished goods inventories.

The Company has a revolving credit line facility with certain banks. As of June 30, 2000, the Company had additional available borrowing capacity of approximately $62.0 million. The Company incurred approximately $112,000 in commitment fees related to the available borrowing capacity for the nine months ended June 30, 2000. The interest rates for the quarter ended June 30, 2000, ranged from 6.56% to 9.50%. The facility will mature June 30, 2002, with a one year renewal at the option of the banks.

For the nine months ended June 30, 2000, the Company provided cash in operating activities of approximately $4.6 million. The cash provided is primarily the result of a $13.2 million decrease in accounts receivable and a $2.2 million decrease in inventories, offset by a $10.7 million decrease in accrued liabilities. For the same period last year, the Company provided cash from operating activities of approximately $46.1 million (net of effects from the purchase of Jerell, Inc.). The cash provided was primarily the result of a $24.2 million decrease in accounts receivable, an $8.8 million increase in accrued liabilities and a $5.3 million decrease in inventories, offset by a $4.6 million increase in deferred tax benefits and $3.6 million increase in other current assets.

The Company used approximately $4.8 million in investing activities for the nine months ended June 30, 2000. The Company purchased property, plant and equipment of $7.4 million, offset by proceeds from the sale of property, plant and equipment of $1.3 million and a $1.3 million decrease in other assets related to change in goodwill (as discussed in the "Acquisition" footnote to the third quarter unaudited financial statement). For the nine months ended June 30, 1999, approximately $43.6 million in cash flow was used by investing activities primarily as the result of purchasing $5.2 million of property, plant and equipment and acquiring Jerell for $39.3 million.

Cash flows provided from financing activities of $4.4 million for the nine months ended June 30, 2000, were primarily the result of a net increase in long-term debt of $13.2 million, offset by a $1.0 million payment of cash dividends and the purchase of $7.7 million in treasury stock. Comparatively, cash flows used in financing activities of $16.8 million for the same period last year were primarily the result of a net payment of long-term debt of $3.7 million, the $3.5 million payment of short-term borrowings and the purchase of $9.0 million in treasury stock.

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

CONTINGENCY PLANS. In preparation for the 2000 calendar year, the Company developed contingency plans for potential risks such as interruptions in supply chain, transportation delays and communications breakdowns with foreign vendors. The Company generated risk analysis reports from the testing of systems and the responses received from customers and vendors. The reports were divided between internal and external risks.

The internal risks related to the Company's systems and facilities. The Company conducted extensive testing to assure the Company that date changes would not affect its systems before, during or after January 1, 2000. In addition, the Company increased MIS staff coverage from December 30, 1999, to January 15, 2000. Also, facilities staff were on site during the January 1 weekend to confirm that building and mechanical systems operated as expected.

The external risk categories covered in the reports were customers, importers, piece goods and trim suppliers, manufacturing contractors, licensees, transportation and utility vendors. The Company's senior managers used risk analysis reports to develop contingency plans where necessary. In light of the lack of any significant Year 2000 problems reported to date, the Company does not believe such contingency plans will be utilized.

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

Risks and uncertainties inherent to the Company's line of business include such factors as natural disasters, general economic conditions, the performance of the retail sector in general and the apparel industry in particular, the competitive environment, consumer acceptance of new products, the success of advertising, marketing and promotional campaigns and unexpected judicial decisions. Additional risks and uncertainties which could cause the Company's actual results to differ from those contained in any forward-looking statements are discussed elsewhere herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments. The Company is exposed to interest rate risk primarily through its borrowing activities. As of June 30, 2000, the Company had $17.0 million outstanding under its revolving credit line agreement and $17.9 million in senior notes payable. See Item 1. - Notes to Consolidated Financial Statements
- Long-term Debt for additional discussion of the terms of the Company's credit facility and the senior notes payable. The fair values of the borrowings under the revolving credit line and the senior notes approximate the carrying values of the respective obligations.

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



                                              Haggar Corp.,



Date:  August 9, 2000                         By:  /s/ David M. Tehle
                                                   --------------------
                                                   David M. Tehle
                                                   Senior Vice President,
                                                   Secretary and
                                                   Chief Financial Officer


                                                   Signed on behalf of the
                                                   registrant and as principal
                                                   financial officer.