Form 10-K405
period 2000-09-30
HAGGAR CORP
filed 2000-12-21
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

           Securities registered pursuant to Section 12(b) of the Act:


                                               NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                         WHICH REGISTERED
  -------------------------------          -----------------------------------
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

            Yes      X                      No
                  --------                        ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 4, 2000 there were 6,530,366 shares of common stock outstanding. The aggregate market value of the 5,982,348 shares of the common stock of Haggar Corp. held by nonaffiliates on such date (based on the closing price of these shares on the Nasdaq National Market System) was approximately $ 79,266,111.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                       THIS PAGE INTENTIONALLY LEFT BLANK.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION.

Haggar Corp., together with its subsidiaries (collectively the "Company"), designs, manufactures, imports and markets casual and dress men's and women's apparel products including pants, shorts, suits, sportcoats, shirts, dresses, skirts and vests. Products are offered in a wide variety of styles, fabrics, colors and sizes.

The Company's products are sold primarily through approximately 10,000 retail stores operated by its customers, which include major department stores, specialty stores and mass market retailers throughout the United States. The Company offers its premium apparel products under the Haggar-Registered Trademark- brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The Horizon Group. The Company owns several other trademarks under which it markets or has marketed its products. The Horizon Group also offers retailers quality products bearing the retailer's own label.

In 1999, the Company, through its main operating subsidiary, Haggar Clothing Co., acquired Jerell, Inc. ("Jerell"), a company engaged in the design and marketing of women's apparel. The Company offers its women's apparel products under several trademarks.

The Company also operates retail stores located in outlet malls throughout the United States. As of September 30, 2000, the Company had opened 65 such stores which market first quality Company products to the general public. These stores also serve as a retail-marketing laboratory for the Company.

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

HAGGAR-Registered Trademark-. The Company's Haggar-Registered Trademark-brands represented 63.4% of total apparel sales in fiscal 2000. These brands receive widespread recognition among United States consumers for high quality, affordable men's apparel. The full range of men's products offered by the Company is marketed under these brands, including dress and casual pants, sportcoats, suits, shirts and shorts. The Company has developed specific product lines under these brands, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company's traditional strength in men's dress apparel. Examples of these lines include Haggar Wrinkle-Free Cottons-Registered Trademark-, City Casuals-TM- and Black Label-TM-. Haggar Wrinkle-Free Cottons-Registered Trademark- offer all the comfort features of 100% cotton pants and maintain their neat appearance, without the need for ironing or dry cleaning. City Casuals-TM- and Black Label-TM- are fashionable lines of coordinated coats, vests, pants and shirts designed to meet the need for

"business casual" and high quality casual assortments. The Haggar brand is also licensed to manufacturers of related apparel in categories outside the core product lines of the Company.

Haggar branded products are sold nationwide primarily in major department stores, including J.C. Penney, May Company Department Stores, Federated Department Stores, Mervyn's California and Kohl's Department Stores. The Company also markets its Haggar branded men's clothing through its own retail stores located in outlet malls throughout the United States.

THE HORIZON GROUP. The Company's mass retailer division, The Horizon Group, markets men's apparel products including dress pants, casual pants, shorts, suits, sportcoats and shirts. These products, which are offered at lower price points than Haggar brand products, are generally sold to mass market retailers, such as Wal-Mart.

In addition to manufacturing products under its own labels, the Company also manufactures men's apparel for certain of its customers under the individual store's proprietary label. The Company's specialty label products are primarily sold to major department stores, including J.C. Penney.

JERELL. The Company's women's wear division, Jerell, markets women's sportswear including dresses, skirts, pants, and vests. These product lines are primarily sold to major department stores, including Dillards and J.C. Penney and catalog suppliers such as Coldwater Creek.

INTRODUCTION OF NEW PRODUCTS.

The Company is emphasizing the introduction of new products in order to capitalize on its brand name recognition and retailer relationships. While the Company has offered casual products in the past, it has increased its efforts in this category through aggressive marketing and expansion of its lines of Haggar Wrinkle-Free Cottons-Regustered Trademark- and Black Label-TM-. The Company continues to emphasize its lines of shirts designed to complement its pant product lines. While there is substantial competition in these markets, the Company believes that it is well positioned to take advantage of market opportunities.

DEPENDENCE ON KEY CUSTOMERS.

The number of major apparel retailers has decreased in recent years, and the retail apparel industry continues to undergo consolidation. The Company's five largest customers accounted for 52.8%, 55.4%, and 57.4 % of net sales during the fiscal years ending September 30, 2000, 1999 and 1998, respectively. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 25.4%, 24.8%, and 27.9% of the Company's net sales during the fiscal years ending September 30, 2000, 1999 and 1998, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 11.3%, 11.2% and 10.4% of the Company's net sales during the fiscal years ending September 30, 2000, 1999, and 1998, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company's results of operations. The Company has no long-term commitments or contracts with any of its customers.

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

The principal elements of competition in the apparel industry include style, quality and price of products, brand loyalty, customer service and advertising. The Company's product innovations and value-added services such as floor-ready merchandise, electronic data interchange, fixturing and concept shops position it to compete as a market leader. The Company also believes that its brand recognition, merchandise with relatively low vulnerability to changing fashion trends and affordable pricing enhance its competitive position in the apparel industry. Additionally, the Company believes its advertising campaigns promote consumer demand for its products and enhance its brand and Company image.

DESIGN AND MANUFACTURING.

With limited exceptions, products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

During fiscal 2000, approximately 8% of the Company's products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for all of its domestic-made products. A portion of all product lines manufactured by the Company is produced domestically with the exception of shirts and vests. Approximately 25% of the Company's foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining 75% manufactured by unaffiliated companies in Asia, South America, Central America, Mexico and the Dominican Republic.

The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations, quotas and other regulations relating to imports, natural disasters and, in certain parts of the world, political or economic instability. Although the Company's operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its relationships with its foreign suppliers could adversely affect its operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocations could materially and adversely affect the Company's operations.

RAW MATERIALS.

Raw materials used in manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton and wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases such items as buttons, thread, zippers and trim from a large number of other suppliers. Ten vendors supplied approximately 62.4% of the Company's fabric and trim requirements during the fiscal year ended September 30, 2000. The Company has no long-term contracts with any of its suppliers but does not anticipate substantial shortages of raw materials in 2001.

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

LICENSING.

The Company seeks to capitalize on consumer recognition and acceptance of the Haggar-Registered Trademark- brands by licensing, both domestically and internationally, the use of these trademarks on a variety of products. Typically, the licensee's agreement with the Company gives it the right to produce, market and sell specified products in a particular country or region under one or more of the Company's trademarks. For example, the Company has granted exclusive domestic licenses to unaffiliated manufacturers for the production and marketing of men's leather goods, neckwear, hosiery, dress shirts and outerwear under the Haggar-Registered Trademark- trademark.

In addition to using and licensing its own trademarks, the Company is the licensee of certain trademarks owned by other apparel companies. During the fourth quarter of fiscal 1999, the Company entered into a license agreement to manufacture and market certain men's pants and shorts under the "DKNY" trademark. The Company has also entered into a letter of intent with respect to the manufacture and marketing of certain men's apparel as licensee of the "Claiborne" trademark.

SEASONALITY.

In recent history, the Company's sales have exhibited some seasonality with higher sales and income in its second and fourth quarters, which is prior to the selling season for spring and fall merchandise, respectively (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality).

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

EMPLOYEES.

The Company employs approximately 2,069 persons domestically and 1,787 persons in foreign countries. In 2000, approximately 2,685 employees were engaged in manufacturing operations, and the remainder were employed in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities. None of its domestic employees is covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements covering its foreign employees, applicable labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

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

ITEM 2.       PROPERTIES

The Company's principal executive offices are located at 6113 Lemmon Avenue, Dallas, Texas 75209. The general location, use, approximate size and information with respect to the ownership or lease of the Company's principal properties currently in use are set forth below:


                                                                Approximate     Owned/        Lease
              Location                           Use          Square Footage    Leased     Expiration
              ---------------------------------------------------------------------------------------
              Dallas, Texas               Headquarters            443,000       Owned
              Dallas, Texas               Jerell Headquarters     121,000       Leased       2001
              Dallas, Texas               Jerell Warehouse &
                                                 Distribution      41,000       Leased       2001
              Fort Worth, Texas           Warehouse &
                                                Distribution      660,000       Owned
              Weslaco, Texas              Fabric Cutting          115,000       Owned
              Weslaco, Texas              Warehouse               137,000       Owned
              Edinburg, Texas             Fabric Cutting &
                                               Manufacturing      121,000       Owned
              Leon, Mexico                Manufacturing            39,000       Owned
              La Romana, Dom. Rep.        Manufacturing            41,000       Leased          2001
              Higuey, Dom. Rep.           Manufacturing            13,000       Leased          2011
              Robstown (1)                Excess Facility          68,000       Owned
              Oklahoma City (1)           Excess Facility          95,000       Leased          2001
              Various (65 locations) (2)  Retail Sales            203,000       Leased          2001 - 2005

              (1) Properties were previously used by the Company as
                  manufacturing plants but are no longer utilized by the Company. The Company is profitably subleasing the property in Oklahoma City, Oklahoma, to the U.S. Postal Service and is in the process of offering for sale the Robstown facility.

              (2) These properties are the Company's 65 retail stores located in outlet malls throughout the United States. The retail stores range in size from approximately 2,100 to 11,000 square feet.

All of the properties owned by the Company are free from material encumbrances, except the Company's fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $2.5 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

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

During the last two years, two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company intends to appeal the original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial statements.

The Company maintains general liability, workers' compensation and employers liability insurance. The Company intends to pass the costs associated with lawsuits to its insurance carriers, under the applicable policies, if any, subject to the deductible limits and other provisions and exclusions of those policies.

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

            2000                                              FISCAL QUARTER
                            -----------------------------------------------------------------------------------
                                    1st                  2nd                  3rd                  4th
                            -------------------- -------------------- -------------------- --------------------
            High                  12 7/8               14 7/8               14 1/4                  13
            Low                   10 9/16              11 3/4               10 5/16              10 9/16
            Dividend               $0.05                $0.05                $0.05                $0.05

            1999                                              FISCAL QUARTER
                            -----------------------------------------------------------------------------------
                                    1st                  2nd                  3rd                  4th
                            -------------------- -------------------- -------------------- --------------------
            High                  14 3/8               12 3/16              13 1/2               14 1/2
            Low                   10 3/16              9 9/16               9 15/16              12 1/8
            Dividend               $0.05                $0.05                $0.05                $0.05

As of December 4, 2000, the Company had approximately 155 stockholders of record and approximately 3,140 beneficial owners.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial information below should be read in conjunction with "Item 8, Financial Statements and Supplementary Data" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended September 30, 2000, is derived from financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                 Year Ended September 30,
                                              2000          1999 (1)       1998           1997             1996
                                          ------------   ------------  ------------   ------------    -------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales                                 $    432,855   $    434,358  $    402,475   $    406,030    $     437,942
Cost of goods sold                             287,392        290,900       277,713        287,434          315,351
Restructuring charge (2)                            --             --            --             --            8,680
                                          ------------   ------------  ------------   ------------    -------------
Gross profit                                   145,463        143,458       124,762        118,596          113,911
Selling, general and administrative
  expenses(3)                                 (128,849)      (128,629)     (112,296)      (113,061)        (113,037)
Restructuring charge (2)                            --             --            --             --           (5,320)
Gain from storm damage (4)                          --             --            --             --            1,140
Royalty income                                   2,436          3,244         2,878          2,076            2,630
                                          ------------   ------------  ------------   ------------    -------------
Operating income (loss)                         19,050         18,073        15,344          7,611             (676)
Other income, net                                1,370          1,213         1,094          1,954            1,563
Interest expense                                (4,084)        (3,652)       (3,452)        (3,525)          (4,293)
                                          ------------   ------------  ------------   ------------    -------------
Income (loss) from operations before
     provision (benefit) for income taxes       16,336         15,634        12,986          6,040          (3,406)
 Provision (benefit) for income taxes            7,054          6,236         4,962          2,297            (986)
                                          ------------   ------------  ------------   ------------    -------------
Net income (loss)                         $      9,282   $      9,398  $      8,024   $      3,743    $      (2,420)
                                          ============   ============  ============   ============    =============
Net income (loss) per common share
         on a diluted basis                 $     1.37     $     1.26    $    0. 94    $     0.44      $      (0.28)
         on a basic basis                   $     1.38     $     1.26    $    0. 94    $     0.44      $      (0.28)
Cash dividends declared per common share    $     0.20     $     0.20    $    0. 20    $     0.20      $       0.20

Weighted average number of common shares
         on a diluted basis                      6,786          7,465         8,545          8,555            8,552
         on a basic basis                        6,733          7,437         8,530          8,551            8,552

BALANCE SHEET DATA (AT PERIOD END):
Working capital                             $  117,254     $   92,784    $  124,499     $  126,554     $    136,172
Total assets                                   272,356        263,531       251,975        262,053          278,334
Long-term debt                                  46,333         21,374        24,937         31,800           42,112
Stockholders' equity                           163,784        164,448       165,475        164,514          162,482

(1) In fiscal 1999, the Company purchased Jerell, Inc., a company engaged in the design and marketing of women's apparel.

(2) During fiscal year 1996, the Company decided to restructure its worldwide manufacturing capacity, which resulted in a $14.0 million nonrecurring charge.

(3) During fiscal year 1999, the company recognized a gain of $4.4 million related to insurance proceeds received in excess of losses incurred as a result of the damage caused by Hurricane George in September 1998 at two of the Company's leased manufacturing facilities.

(4) During fiscal 1996, the Company recognized a $1.1 million gain from storm damage as a result of collections of insurance proceeds in excess of the prior year recorded receivable.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial data expressed as a percentage of net sales for each of the fiscal years ended September 30, 2000, 1999 and 1998.

                                                      Year Ended September 30,
                                                     2000       1999       1998
                                                   --------   --------   --------
              Net sales                              100.0%     100.0%     100.0%
              Cost of goods sold                     (66.4)     (67.0)     (69.0)
                                                   --------   --------   --------
              Gross profit                            33.6       33.0       31.0
              Selling, general and
                  administrative expenses            (29.8)     (29.6)     (27.9)
              Royalty income                           0.6        0.8        0.7
                                                   --------   --------   --------
              Operating income                         4.4        4.2        3.8
              Other income, net                        0.3        0.2        0.3
                  Interest expense                    (0.9)      (0.8)      (0.9)
                                                   --------   --------   --------
              Income from operations before
                  provision for income taxes           3.8        3.6        3.2
              Provision for taxes                      1.6        1.4        1.2
                                                   --------   --------   --------
              Net income                               2.2%       2.2%       2.0%
                                                   ========   ========   ========

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales decreased .3% to $432.9 million in fiscal 2000 compared to net sales of $434.4 million in fiscal year 1999. The decrease in net sales during fiscal 2000 is primarily attributable to decreased sales with a few key customers due to the customers' change in product focus. This decrease is offset by an increase in Jerell sales since the Company owned Jerell for all of fiscal 2000. Excluding the impact of Jerell, unit sales increased 0.8% and the average sales price decreased 1.1%.

Gross profit as a percentage of net sales increased to 33.6% in 2000 compared to 33.0% in 1999. The increase in gross profit is primarily the result of further shifts to offshore production, improved inventory management, SKU reductions and improved manufacturing techniques in cutting and marking.

Selling, general and administrative expenses as a percentage of net sales generally remained consistent between 2000 and 1999. The $.2 million increase in selling, general and administrative expenses relates to expenses for new businesses such as the DKNY license of $3.5 million, Haggar Canada of $1.2 million, Haggar Japan operations increases of $1.6 million, as well as increased expenses in the Haggar Direct division for new stores of $0.8 million and a full twelve month impact of Jerell for fiscal 2000 of $2.5 million. The increases are offset by decreases in selling, shipping, and marketing expenses of $5.1 million, reductions in management information systems ("MIS"), legal, and administrative expenses of $3.7 million, and decreases in Haggar UK expenses of $.6 million.

Royalty income decreased to $2.4 million in fiscal 2000 compared to $3.2 million in 1999. The decrease relates primarily to weaker sales of dress shirts due to the domestic licensee's loss of a key customer. Additionally, the Company acquired the women's wear licensee in Canada during fiscal 2000.

Other income, net remained stable at $1.4 million in fiscal 2000 compared to $1.2 million in fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales increased 7.9% to $434.4 million in fiscal 1999 compared to net sales of $402.5 million in fiscal year 1998. The increase in net sales during fiscal 1999 was primarily attributable to the inclusion of Jerell's net sales since the acquisition. Excluding the impact of Jerell, unit sales increased 1.9% and the average sales price decreased 2.7%. The 2.7% decrease in average sales price was primarily attributable to certain inventory markdowns on sportcoats and shirts.

Gross profit as a percent of net sales increased to 33.0% in 1999 compared to 31.0% in 1998. The increase in gross profit was primarily the result of further shifts to offshore production, inventory management, SKU reductions and new, innovative manufacturing techniques in cutting and marking. The acquisition of Jerell did not have a significant impact on the Company's gross profit as a percent of net sales.

Selling, general and administrative expenses as a percent of net sales increased to 29.6% in fiscal 1999 compared to 27.9% in fiscal 1998. Actual selling, general and administrative expenses increased to $128.6 million in 1999 from $112.3 million for 1998. The $16.3 million increase in selling, general and administrative expenses during fiscal 1999 was primarily the result of an increase of approximately $3.0 million in expenses related to the opening and operations of 11 new retail stores, the start of Haggar Japan operations during fiscal 1999 of $1.2 million, severance costs of $1.7 million resulting from a reduction of 42 people from the Company's sales force and corporate personnel, the inclusion of Jerell expenses since the acquisition of $12.2 million, and an increase in legal expenses for fiscal 1999. These increases were offset by a decrease of approximately $1.3 million in shipping and labor costs resulting from increased efficiencies at the Customer Service Center ("CSC") and a $4.4 million gain related to insurance recoveries resulting from damage by Hurricane George in fiscal 1998.

Royalty income increased to $3.2 million in fiscal 1999 compared to $2.9 million in 1998. The increase relates primarily to stronger sales of dress shirts by a domestic licensee and sales by our international licensee in Mexico.

Other income, net remained relatively flat at $1.2 million in fiscal 1999 compared to $1.1 million in fiscal 1998.

INCOME TAXES.

The Company's income tax provision, as a percent of income from operations before income tax, was 43.2% in fiscal 2000. Comparatively, the Company's income tax provision, as a percent of income from operations before income tax, was 39.9% and 38.2% in fiscal 1999 and 1998, respectively. The increase as a percent of income from operations before income tax in fiscal 2000 is due to the nondeductibility of goodwill amortization related to the Jerell acquisition. For fiscal 2000, 1999 and 1998, the effective income tax rates differed from the statutory rates because of state income taxes, tax credits utilized and certain permanent tax differences including non-deductible goodwill.

SEASONALITY.

The Company's sales have exhibited some seasonality with higher sales and income in the second and fourth quarters, which are prior to and during the selling seasons for spring and fall merchandise, respectively, which reflect the buying patterns of the Company's customers. The following table presents certain data for each of the Company's last twelve fiscal quarters. The quarterly data is unaudited but gives effect to all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management of the Company, to present fairly the data for such periods (in thousands, except per share data).


                                                                        First       Second      Third      Fourth
                                                                       Quarter      Quarter    Quarter    Quarter
                                                                       -------      -------    -------    -------
                                                                                      (1)        (1)        (1)
         Net sales                                            2000    $ 98,682    $117,068    $102,053   $115,052
                                                              1999      84,795     120,263     107,215    122,085
                                                              1998     102,471      94,683      90,192    115,129


         Gross profit                                         2000    $ 34,301    $ 37,826    $ 32,810   $ 40,526
                                                              1999      29,656      37,732      35,269     40,801
                                                              1998      30,913      29,414      28,615     35,820


         Selling general and administrative expenses (2)      2000    $ 32,954    $ 33,929    $ 30,551   $ 31,415
                                                              1999      28,773      34,815      32,339     32,702
                                                              1998      28,931      27,258      26,687     29,420


         Income before income taxes                           2000    $    936    $  3,643    $  2,265   $  9,492
                                                              1999         807       3,208       2,871      8,748
                                                              1998       1,838       1,917       1,996      7,235


         Net income                                           2000    $    557    $  2,182    $  1,423   $  5,120
                                                              1999         494       1,895       1,825      5,184
                                                              1998       1,130       1,175       1,231      4,488


         Net income per common share and                      2000    $   0.08    $   0.31    $   0.21   $   0.77
           common share equivalent                            1999        0.06        0.25        0.25       0.70
           on a diluted basis                                 1998        0.13        0.14        0.14       0.53


(1) In the second quarter of fiscal 1999, the Company acquired Jerell, Inc., a company engaged in designing and marketing women's apparel. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition.

(2) During fiscal year 1999, the Company recognized a gain of $4.4 million related to insurance proceeds received in excess of losses incurred as a result of the damage caused by Hurricane George in September 1998 at two of the Company's leased manufacturing facilities. Of the $4.4 million gain, $2.0 million was recorded in the third quarter and $2.4 million was recorded in the fourth quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk as all of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon factors related to the credit risk of specific customers, historical trends and other information. In addition, the Company has a factoring agreement with Bank of America for the purposes of providing credit administration for Jerell's trade accounts receivable. Under the factoring agreement, Bank of America purchases substantially all of Jerell's trade accounts receivable without recourse with some loss sharing occurring in certain circumstances.

Inventories at the end of fiscal 2000 increased to $92.6 million from $86.0 million at the end of fiscal 1999. The increase in inventory levels reflects the business expansion in DKNY, Haggar Canada, Haggar Japan and Jerell.

The Company's external financing needs are met through an unsecured revolving credit facility (the "Facility") with certain banks. The Facility provides the Company with a $100.0 million line of credit. The amount available under the Facility is limited to the lesser of $100.0 million minus any letter of credit exposure or the borrowing base as defined in the Facility. During fiscal 1999, the Company amended the Facility to extend the expiration date to June 30, 2002. As of September 30, 2000, the Company had $29 million outstanding under the Facility and had a borrowing capacity of $62 million.

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

The Company used cash in operating activities for the fiscal year ended September 30, 2000, of $3.2 million. The cash used is primarily a result of the increase in inventory of $6.6 million, the increase of accounts receivable of $6.9 million, a decrease in accounts payable and accrued liabilities of $12.8 million offset by net income of $9.3 million. The Company used cash in investing activities of $11.9 million during fiscal 2000 primarily for the purchases of property, plant and equipment of $10.6 million. Cash flows provided by financing activities of $15.6 million for the 2000 fiscal year were primarily the result of a net increase in long-term debt of $24.9 million offset predominately by $8.2 million in purchases of treasury stock.

By comparison, the Company provided cash from operating activities for the fiscal year ended September 30, 1999, of $52.9 million (net of effects from the purchase of Jerell, Inc.). The cash provided is primarily a result of the reduction in inventory of $15.5 million, the reduction of accounts receivable and due from factor of $5.8 million, and an increase in accounts payable and accrued liabilities of $11.6 million. The Company used cash in investing activities of $49.0 million during fiscal 1999, the result of purchases of property, plant and equipment of $10.4 million primarily in conjunction with the opening of retail stores during the fiscal year and the acquisition of Jerell, Inc. for $39.3 million. Cash flows used in financing activities of $17.7 million for the 1999 fiscal year were primarily the result of a net reduction in long-term debt of $3.8 million, the $3.5 million payment of short-term borrowings for the UK subsidiary and the purchase of $9.0 million in treasury stock.

The Company believes that the cash flow generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

Inflation did not materially impact the Company in 2000, 1999 or 1998.

NEW ACCOUNTING STANDARDS.

In fiscal 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" to reaffirm and clarify criteria for revenue recognition and disclosure. The Company adopted this accounting bulletin in fiscal 2000, and the impact was not significant.

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not utilize derivative instruments nor does it perform hedging activities as defined in the new pronouncement. The Company will adopt this new accounting standard in fiscal 2001. Had the Company adopted SFAS No. 133 this year, there would have been no material affect to the financial statements for the years ended September 30, 2000, 1999, and 1998.

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

The external risk categories covered in the reports were customers, importers, piece goods and trim suppliers, manufacturing contractors, licensees, transportation and utility vendors. The Company's senior managers used risk analysis reports to develop contingency plans where necessary. In light of the lack of any significant Year 2000 problems reported to date, the contingency plans were not utilized.

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

Although the Company believes that any forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will in fact occur and cautions that actual results may differ materially from those in any forward-looking statements. A number of factors could affect the results of the Company or the apparel industry generally and could cause the Company's expected results to differ materially from those expressed in this filing. These factors include, among other things:

     -    Changes in general business conditions

     -    Impact of competition in the apparel industry,

     - Changes in the performance of the retail sector in general and the apparel industry in particular,

     -    Seasonality of the Company's business,

     - Changes in consumer acceptance of new products and the success of advertising, marketing and promotional campaigns,

     -    Changes in laws and other regulatory actions,

     -    Changes in labor relations,

     - Political and economic events and conditions domestically or in the foreign jurisdictions in which the Company operates,

     -    Unexpected judicial decisions,

     -    Changes in interest rates and capital market conditions,

     -    Inflation,

     -    Acquisition or dissolution of business enterprises,

     -    Natural disasters, and

     - Unusual or infrequent items that cannot be foreseen or are not susceptible to estimation.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants, Financial Statements and Notes to Financial Statements follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Haggar Corp.:

We have audited the accompanying consolidated balance sheets of Haggar Corp. (a Nevada corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haggar Corp. and subsidiaries as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                        Arthur Andersen LLP
Dallas, Texas,
October 31, 2000

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Year Ended September 30,
                                                         -----------------------------------------------
                                                           2000                1999               1998
                                                         ---------          ---------          ---------
Net sales                                                $ 432,855          $ 434,358          $ 402,475

Cost of goods sold                                         287,392            290,900            277,713
                                                         ---------          ---------          ---------
      Gross profit                                         145,463            143,458            124,762

Selling, general and administrative expenses              (128,849)          (128,629)          (112,296)

Royalty income                                               2,436              3,244              2,878
                                                         ---------          ---------          ---------

Operating income                                            19,050             18,073             15,344

Other income, net                                            1,370              1,213              1,094

Interest expense                                            (4,084)            (3,652)            (3,452)
                                                         ---------          ---------          ---------

Income from operations before provision
     for income taxes                                       16,336             15,634             12,986

Provision for income taxes                                   7,054              6,236              4,962
                                                         ---------          ---------          ---------

Net income                                               $   9,282          $   9,398          $   8,024
                                                         =========          =========          =========

Net income per share on a basic basis                    $    1.38          $    1.26          $    0.94
                                                         =========          =========          =========

Net income per share on a
     diluted basis                                       $    1.37          $    1.26          $    0.94
                                                         =========          =========          =========

Weighted average number of common shares
     outstanding - Basic                                     6,733              7,437              8,530
Weighted average number of common shares
     and common share-equivalents outstanding - Diluted      6,786              7,465              8,545


     The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 September 30,
                                                                         ----------------------------
                                                                            2000              1999
                                                                         -----------      -----------
ASSETS
Current assets:
      Cash and cash equivalents                                          $     6,238      $     6,380
      Accounts receivable, net                                                66,362           59,488
      Due from factor                                                          1,951            4,034
      Inventories                                                             92,581           85,985
      Deferred tax benefit                                                    10,624           12,100
      Other current assets                                                     1,737            1,639
                                                                         -----------      -----------
           Total current assets                                              179,493          169,626

Property, plant and equipment, net                                            59,563           61,897
Goodwill, net                                                                 26,505           28,751
Other assets                                                                   6,795            3,257
                                                                         -----------      -----------
Total assets                                                             $   272,356      $   263,531
                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $    25,176      $    33,030
      Accrued liabilities                                                     22,970           27,954
      Accrued wages and other
           employee compensation                                               6,106            7,014
      Accrued workers' compensation                                            3,941            4,775

      Current portion of long-term debt                                        4,046            4,069
                                                                         -----------      -----------
           Total current liabilities                                          62,239           76,842

Deferred income taxes                                                              -              867
Long-term debt                                                                46,333           21,374
                                                                         -----------      -----------
           Total liabilities                                                 108,572           99,083

Commitments and contingencies

Stockholders' equity:
Commonstock - par value $0.10 per share; 25,000,000
      shares authorized and 8,582,998, 8,576,998 shares issued
      at September 30, 2000 and 1999, respectively                               858              857
Additional paid-in capital                                                    41,931           41,860
Cumulative translation adjustment                                               (565)               -
Retained earnings                                                            144,287          136,267
                                                                         -----------      -----------
                                                                             186,511          178,984

Less - Treasury stock, 2,043,205 and 1,391,605 shares at
      cost at September 30, 2000 and 1999, respectively                      (22,727)         (14,536)
                                                                         -----------      -----------
           Total stockholders' equity                                        163,784          164,448
                                                                         -----------      -----------
Total liabilities and stockholders' equity                               $   272,356      $   263,531
                                                                         ===========      ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                           Common Stock
                           ------------                                Cumulative                  Total
                         $0.10 Par Value     Additional    Retained    Translation  Treasury    Stockholders'   Comprehensive
                          Shares       $  Paid-In Capital  Earnings    Adjustment    Stock         Equity           Income
                         ---------------  ---------------  --------    ----------    -----         ------           ------
Balance
   September 30, 1997    8,560,636   $856         $41,641    $122,018      $    -    $     (1)     $ 164,514        $       -

Common Stock
   Issuance                 16,362      1             219           -           -           -            220                -

Common Stock
   Dividends declared
   ($0.20 per share)             -      -               -      (1,713)          -           -         (1,713)               -

Purchase of Treasury
   Stock                         -      -               -           -           -      (5,570)        (5,570)               -

Net income                       -      -               -       8,024           -           -          8,024            8,024
                         ---------  ----------------  ---  ----------  ----------  ----------       --------            -----


Comprehensive
   Income                        -      -               -           -           -           -              -          $ 8,024
                                                                                                                      =======

Balance
   September 30, 1998    8,576,998    857          41,860     128,329           -      (5,571)       165,475

Common Stock
   Dividends declared
   ($0.20 per share)             -      -               -      (1,460)          -           -         (1,460)               -

Purchase of Treasury
   Stock                         -      -               -           -           -      (8,965)        (8,965)               -

Net income                       -      -               -       9,398           -           -          9,398            9,398
                         ---------  ----------------  ---  ----------  ----------  ----------  -----   -----  -----     -----


Comprehensive
   Income                        -      -               -           -           -           -              -          $ 9,398
                                                                                                                      =======

Balance
   September 30, 1999    8,576,998    857          41,860     136,267           -     (14,536)       164,448

Common Stock
   Issuance                  6,000      1              71           -           -           -             72                -

Common Stock
   Dividends declared
   ($0.20 per share)             -      -               -      (1,262)          -           -         (1,262)               -

Purchase of Treasury
   Stock                         -      -               -           -           -      (8,191)        (8,191)               -

Foreign Currency

Translation                      -      -               -           -        (565)          -           (565)            (565)
   Adjustment

Net income                       -      -               -       9,282           -           -           9,282           9,282
                         ---------  ------            ---  ----------  ----------  ----------           -----           -----


Comprehensive
   Income                        -      -               -           -        (565)          -           (565)         $ 8,717
                                                                                                                      -------

Balance
   September 30, 2000    8,582,998   $858         $41,931    $144,287       $(565)   $(22,727)     $(163,784)
                         =========   ----         =======    ========       ======   ========      =========


              The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Year Ended September 30,
                                                                 -------------------------------------------
                                                                   2000              1999            1998
                                                                 ---------        ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   9,282        $   9,398       $   8,024
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   13,824           14,110          12,857
    Gain on disposal of property, plant and equipment                 (867)            (577)           (205)
    Changes in assets and liabilities, net of effects
    from the purchase of Jerell, Inc.:
       Accounts receivable, net                                     (6,874)           4,020           7,356
       Due from factor                                               2,083            1,796               -
       Inventories                                                  (6,596)          15,463          12,998
       Current deferred tax benefit                                  1,476           (4,174)          2,450
       Other current assets                                            (98)             288           2,276
       Accounts payable                                             (7,854)           5,847          (8,876)
       Accrued liabilities                                          (4,984)           5,743          (3,193)
       Accrued wages and other employee compensation                  (908)             616           2,917
       Accrued workers' compensation                                  (834)             211            (384)
       Deferred long-term income tax liability                        (867)             122             745
                                                                 ---------        ---------     -----------
         Net cash (used in) provided by operating activities        (3,217)          52,863          36,965
                                                                 ---------        ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                    (10,626)         (10,376)        (10,179)
Purchase of Jerell, Inc.                                                 -          (39,317)              -
Proceeds from sale of property,  plant and equipment, net            1,563            1,653           1,861
Increase in other assets                                            (2,852)          (1,009)         (1,232)
                                                                 ---------        ---------     -----------
          Net cash used in investing activities                    (11,915)         (49,049)         (9,550)
                                                                 ---------        ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from short-term borrowings                       -           (3,453)          1,091
Purchases of treasury stock at cost                                 (8,191)          (8,965)         (5,570)
Proceeds from issuance of long-term debt                           156,000          114,000          18,000
Proceeds from issuance of common stock                                  72                -             220
Payments on long-term debt                                        (131,064)        (117,836)        (21,339)
Payments of cash dividends                                          (1,262)          (1,460)         (1,713)
                                                                 ---------        ---------     -----------
          Net cash provided by (used in) financing activities       15,555          (17,714)         (9,311)
                                                                 ---------        ---------     -----------

Effects of exchange rates on cash and cash equivalents                (565)               -               -

Increase (decrease) in cash and cash equivalents                      (142)         (13,900)         18,104
Cash and cash equivalents, beginning of period                       6,380           20,280           2,176
                                                                 ---------        ---------     -----------
Cash and cash equivalents, end of period                         $   6,238         $  6,380     $    20,280
                                                                 =========        =========     ===========

Supplemental disclosure of cash flow information
Cash paid (received) for:
    Income taxes, net                                            $   7,326        $   8,708      $   (2,221)
    Interest, net of amounts capitalized                         $   3,917        $   3,866      $    3,554

The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000, 1999 AND 1998

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Haggar Corp. (a Nevada Corporation) and subsidiaries (the "Company") design, manufacture, import and market men's apparel products including pants, shorts, suits, sportcoats, shirts, and women's sportswear and dresses. The Company's products are sold to retail stores throughout the United States including major department stores, specialty stores and mass market retailers. The Company offers its premium men's apparel products under the Haggar(R) brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The Horizon Group. In addition, the Company offers retailers quality products bearing the retailer's own label. The Company's Jerell subsidiary that was acquired in 1999, offers women's apparel under various brand names. The Company's Haggar Direct, Inc. subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet malls throughout the United States. The Company's foreign operations are conducted through Haggar Apparel, Ltd., Haggar Canada Co. and Haggar Japan Co., Ltd., which market the Company's branded products in Europe, Canada and Japan, respectively. Additionally, the Company derives royalty income from the use of its trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Texas, Mexico, and the Dominican Republic.

The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. ("Clothing Co."), which is the main operating subsidiary, Haggar Direct, Inc., Haggar Apparel Ltd., Jerell, Inc., Haggar Japan Co., Ltd., Haggar Canada Co. and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are net of allowances for doubtful accounts of $785,000 and $1,736,000 at September 30, 2000 and 1999, respectively.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 25.4%, 24.8% and 27.9% of the Company's net sales during the years ended September 30, 2000, 1999 and 1998, respectively. The next largest customer accounted for 11.3%, 11.2% and 10.4% of the Company's net sales during 2000, 1999 and 1998, respectively. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company's results of operations. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at September 30, 2000 and 1999 (in thousands):

                                                          2000                      1999
                                                     -------------              -------------
              Piece goods                            $      12,675              $      10,001
              Trimming and supplies                          3,017                      2,651
              Work-in-process                               17,955                     17,443
              Finished garments                             58,934                     55,890
                                                     -------------              -------------
                                                     $      92,581              $      85,985
                                                     =============              =============

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

PROPERTY, PLANT  AND EQUIPMENT

Property, plant and equipment, stated at cost, consisted of the following at September 30, 2000 and 1999 (in thousands):

                                                             2000                      1999
                                                        -------------             -------------
              Land                                      $       3,060             $       3,060
              Buildings                                        31,140                    29,104
              Furniture, fixtures and equipment                94,844                    85,871
              Leasehold improvements                           23,212                    22,674
              Construction in progress                            503                     3,952
                                                        -------------             -------------
                  Total                                    152,759                      144,661
              Less: Accumulated depreciation
                  and amortization                            (93,196)                  (82,764)
                                                        -------------             -------------
              Net property, plant and equipment         $      59,563             $      61,897
                                                        =============             =============

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, which are shown below:

                                                             Estimated
              ASSET CLASSIFICATION                          USEFUL LIFE
              Buildings                                        15-40
              Furniture, fixtures and equipment                3-7
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

REVENUE RECOGNITION

Revenue is recognized upon product shipment to customers net of estimated returns.

ADVERTISING

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. For fiscal years 2000, 1999 and 1998, total advertising expense was $18.8 million, $23.0 million and $23.1 million, respectively.

OTHER INCOME

Other income consisted of the following for the years ended September 30, 2000, 1999 and 1998 (in thousands):

                                                        2000             1999              1998
                                                     ---------         ---------        ---------
              Gain on sale of assets, net            $     867         $     577        $     205
              Interest income                               21               228              495
              Other                                        482               408              394
                                                     ---------         ---------        ---------
                  Total other income, net            $   1,370         $   1,213        $   1,094
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

FOREIGN CURRENCY TRANSLATION

Non-U.S. assets and liabilities are translated into U.S. dollars using the year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Net foreign currency translation losses or gains for functional currencies that are not expected to reverse in a reasonable time period are recorded in the equity section of the balance sheet as comprehensive income. The net translation loss for fiscal 2000 was $565,000, which resulted from the exchange rate fluctuation in the UK.

GOODWILL

Goodwill is reviewed periodically to determine if an impairment exists by evaluating the market value of the assets acquired. An impairment would exist if the market value is less than the recorded goodwill. As of September 30, 2000, the Company does not believe an impairment exists to the value of recorded goodwill.

NEW ACCOUNTING STANDARDS

In fiscal 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" to reaffirm and clarify criteria for revenue recognition and disclosure. The Company adopted this accounting bulletin in fiscal 2000, and the impact was not significant.

EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," requires amounts billed to customers for shipping and handling to be classified as revenue. The Company generally does not bill customers for shipping and handling charges. However, when shipping and handling charges are billed to customers, amounts billed are recorded as a reduction of selling, general and administrative expenses. In accordance with EITF 00-10, the Company will adopt the new pronouncement in the fourth quarter of fiscal 2001. The impact of this adoption is not expected to be significant.

Shipping, traffic and warehousing costs to the customer have been recorded to selling, general and administrative expenses. Any other traffic or warehousing costs are recorded in cost of goods sold by the Company. For fiscal years 2000, 1999 and 1998, total shipping, traffic and warehousing costs was $10.4 million, $11.0 million and $12.9 million, respectively.

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not utilize derivative instruments nor does it perform hedging activities as defined in the new pronouncement. The Company will adopt this new accounting standard in fiscal 2001. Had the Company adopted SFAS No. 133 this year, there would have been no material affect to the financial statements for the years ended September 30, 2000, 1999, and 1998.

2.  ACQUISITION

On January 13, 1999, the Company, through its main operating subsidiary Haggar Clothing Co., acquired Jerell, Inc., a company engaged in the design and marketing of women's apparel, for an aggregate acquisition cost of $43.6 million. The acquisition cost consisted of $36.9 million paid to the shareholders of Jerell, $0.4 million as consideration for a covenant not to compete to an executive officer, $4.7 million paid to a third party factor, and $1.6 million in expenses attributable to the acquisition. In conjunction with the acquisition, the Company received payments of notes receivable due from former stockholders of Jerell, Inc. of $2.8 million and payments of $0.7 million from former stockholders of Jerell, Inc. for tax withholdings and a tax refund of $0.8 million for net operating losses, resulting in a net acquisition cost of $39.3 million. The acquisition was accounted for under the purchase method. The excess consideration paid over the estimated fair value of net assets acquired of approximately $29.0 million was recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of 20 years. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition. The following unaudited pro forma financial information combines the results of operations of the Company and Jerell, Inc. as if the acquisition had taken place at the beginning of fiscal 1998. These results are not intended to be a projection of future results.

                                                                       Twelve Months Ended
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          September 30,
                                                                          -------------
                                                                     2000        1999         1998
                                                                     ----        ----         ----
         Net sales                                             $ 432,855     $448,542      $468,277

         Net income                                                9,282        8,828         8,229

         Net Income per share - Diluted                        $    1.37        $1.18         $0.96


In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

         Fair value of assets acquired                        $ 46,665
         Net cash paid for Jerell, Inc.                         39,317
                                                              --------
              Liabilities assumed                             $  7,348
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

Options held by employees to purchase 826,865 common shares at prices ranging from $12.875 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 2000. Options held by employees to purchase 820,865 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 1999. Options held by employees to purchase 214,999 common shares at prices ranging from $15.00 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 1998. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share were calculated as follows (in thousands, except per share data):


                                                                 Twelve Months Ended
                                                                    September 30,
                                                         ----------------------------------
                                                           2000         1999         1998
                                                           ----         ----         ----
Net income to common stockholders                        $9,282         $9,398       $8,024
Weighted average common shares outstanding                6,733          7,437        8,530
Share equivalents, due to stock options                      53             28           15
                                                         ------         ------       ------
                                                          6,786          7,465        8,545
                                                          =====         ======        =====
Net Income per share - Diluted                          $  1.37         $ 1.26       $ 0.94
                                                        =======         ======       ======

4.  DUE FROM FACTOR

The Company has a factoring agreement with Bank of America for the purposes of providing credit administration for the Company. Under the terms of the factoring agreement, Bank of America purchases substantially all of Jerell's specialty store accounts receivable without recourse with some loss sharing occurring in certain circumstances.

5.  INCOME TAXES

The components of the provision for income taxes are as follows for the years ended September 30, 2000, 1999 and 1998 (in thousands):

                                                         2000            1999              1998
                                                     ----------        ---------        ---------
              Current federal income tax             $    7,010        $   8,611        $   2,648
              Deferred federal income tax                  (620)          (2,922)           1,905
              State income tax                              664              547              409
                                                     ----------        ---------        ---------
              Provision for income taxes             $    7,054        $   6,236        $   4,962
                                                     ==========        =========        =========

Temporary differences and carryforwards, which give rise to a significant portion of net deferred income tax, are as follows (in thousands):

                                                          2000                      1999
                                                       ------------              -------------
       Deferred income tax assets:
              Workers' compensation accrual            $      1,379              $       1,676
              Inventory cost capitalization
                  and valuation                               4,210                      4,546
              Allowances for
                  accounts receivable                         1,983                      1,309
              Health and life insurance accrual                 503                        638
              Reserve for reorganization                        189                        280
              Accrued wages and other employee
                  compensation                                1,260                      1,064
              Property, plant and equipment, net              1,029                          -
              Other                                           1,731                      2,915
                                                       ------------              -------------
                                                             12,284                     12,428
              Less - Valuation allowance                       (291)                      (291)
                                                       ------------              -------------
                                                             11,993                     12,137
       Deferred income tax liability:
              Property, plant and equipment, net                  -                       (764)
              Prepaid insurance                                (140)                      (140)
                                                       ------------              -------------
       Net deferred income tax asset                         11,853                     11,233
              Less - Current deferred tax benefit           (10,624)                   (12,100)
                                                       ------------              -------------
              Long-term deferred tax asset (liability) $      1,229              $        (867)
                                                       ============              =============

The provision for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):

                                                        2000             1999              1998
                                                     ---------         ---------        ---------
              Tax computed at the
                  statutory rate                     $   5,718         $   5,316        $   4,415
              State income taxes                           664               547              409
              Tax credits utilized                        (232)             (341)            (260)
              Non-deductible goodwill                      507               367                -
              Other                                        397               347              398
                                                     ---------         ---------        ---------
                                                     $   7,054         $   6,236        $   4,962
                                                     =========         =========        =========

6.  LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2000 and 1999 (in thousands):

                                                          2000                      1999
                                                     -------------              -------------
         Borrowings under revolving
              credit line                            $     29,000               $          -

         Industrial Development Revenue
             Bonds with interest at a rate equal
             to that of high-quality, short-term,
             tax-exempt obligations, as defined
             (5.60% at September 30, 2000),
             payable in annual installments of
             $100 to $200, and a final payment
             of $2,000 in 2005, secured by
             certain buildings and equipment                 2,500                      2,600
         Allstate notes                                     17,857                     21,429
         Other                                               1,022                      1,414
                                                     -------------              -------------
         Total Debt                                         50,379                     25,443
         Less - Current portion                              4,046                      4,069
                                                     -------------              -------------
         Long-Term Debt                              $      46,333              $      21,374
                                                     =============              =============

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $756,533 at September 30, 2000.

As of September 30, 2000, the Company had a revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. During 1999, the Agreement was amended to extend the maturity date to June 30, 2002. The Company had additional available borrowing capacity of approximately $62,000,000 under this Agreement at September 30, 2000. The Company incurred approximately $157,000 in commitment fees related to the available borrowing capacity during the year ended September 30, 2000. The interest rates for the year ended September 30, 2000, ranged from 5.625% to 8.25%. The facility will mature June 30, 2002, unless renewed and is unsecured. The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. The Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

In 1995, the Company completed the sale and issuance of $25,000,000 in senior notes (the "Allstate notes"). Proceeds from the Allstate notes were used to partially fund the construction of the Company's Customer Service Center ("CSC"). Significant terms of the Allstate notes include a maturity date of ten years from the date of issuance, interest payable semi-annually and annual principal payments beginning in the fourth year. The interest rate on the Allstate notes is fixed at 8.49%. The terms and conditions of the note purchase agreement governing the Allstate notes include restriction on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Principal payments due during the next five years on debt are as follows (in thousands):

              Years Ending September 30,                      Amount
              --------------------------                    -----------
              2001                                          $     4,046
              2002                                               33,012
              2003                                                3,979
              2004                                                3,671
              2005                                                3,671
              Thereafter                                          2,000
                                                            -----------
                                                            $    50,379
                                                            ===========

7.  LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Company leases certain of its manufacturing, computer and automotive equipment under agreements that expire at various dates through 2010 and contain options to renew at various terms. The following is a schedule of future minimum rental payments required under operating leases at September 30, 2000 (in thousands):

              Years Ending September 30,                       Amount
              --------------------------                      -------
              2001                                           $  6,949
              2002                                              5,084
              2003                                              3,615
              2004                                              2,598
              2005                                              3,160
              Thereafter                                          464
                                                            ----------
                                                              $21,870
                                                            =========

Rental expense was $8,437,000, $7,657,000 and $7,802,000 in the years ended September 30, 2000, 1999 and 1998, respectively.

COMMITMENTS AND CONTINGENCIES

The Company had approximately $26,096,000 in outstanding letters of credit at September 30, 2000, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

During the last two years, two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company intends to appeal the original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial statements.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

8.  RESTRUCTURING CHARGES

In 1999, the Company charged $1.7 million to selling, general and administrative expense for severance costs resulting from the termination in fiscal 1999 of 42 people from the Company's sales force and corporate personnel. The $1.7 million liability as of September 30, 1999 was paid in fiscal 2000.

The Company paid restructuring charges of $1.4 million and $2.2 million in fiscal 1999 and 1998, respectively. The remaining restructuring reserve of approximately $1.6 million relates to legal issues resulting from the restructuring and is expected to be paid upon completion of appeals that could occur as early as September 30, 2001.

The amounts disclosed represent management's best estimate of the costs to be incurred. The actual amounts incurred could vary from these estimates if future developments differ from the underlying assumptions used by management in developing the accrual.


9.  EMPLOYEE BENEFIT PLANS

The Company provides a Profit Sharing and Savings Plan (the "Plan") to all eligible employees of the Company, as defined. Discretionary profit sharing contributions, made by the Company, are allocated to eligible Plan participants based on their respective compensation. The profit sharing contributions vest according to a defined vesting schedule. Full vesting occurs at the end of seven years of service or upon retirement, death or disability of Plan participants.

Participants may contribute, subject to IRS limits, from 1% to 15% of their compensation to the Plan under Internal Revenue Code Section 401(k) ("401(k) Contributions"). Participant 401(k) Contributions are 100% vested at the date they are contributed. The Company matches 401(k) contributions, subect to IRS limits, up to 50% of each participant's 401(k) contribution and up to 6% of the participants compensation. The Company's matching 401(k) contributions vested over a period of three years. The Company also may make a discretionary profit sharing contribution as a percent of the participant's eligible compensation. The Company's discretionary Profit Sharing Contributions vest over a period of seven years. The Company has contributed approximately $1,388,000, $1,233,000, and $1,233,000 for each of the year ended September 30, 2000, 1999, and 1998 respectively.

The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain welfare benefits. Trust contributions are made by the Company, as defined by the trust agreement. The Company contributed approximately $6,895,000, $5,681,000 and $5,397,000 to the Trust for the years ended September 30, 2000, 1999 and 1998, respectively.

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," sets standards of financial accounting and reporting for an employer that provides postretirement benefits other than pensions to its employees. Although the Company provides welfare benefits to a limited number of eligible retired employees, as defined, such benefits have been insignificant for the years ended September 30, 2000, 1999 and 1998. Additionally, such benefits are expected to be insignificant in future years.

The Company has a noncompensatory employee stock purchase plan to provide employees with a convenient way to acquire Company stock through payroll deductions. Substantially all employees meeting limited employment qualifications may participate in the stock purchase plan.

LONG-TERM INCENTIVE PLAN

The Company has a long-term incentive plan which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The long-term incentive plan allows for 1,750,000 shares to be granted. The following table summarizes the changes in common stock options in fiscal 2000, 1999 and 1998:

                                                                                Weighted Average
                                                            Shares               Exercise Price
                                                            ------               --------------
              Options outstanding as
              of September 30, 1997                        746,938                    $15.32

              Options granted                              757,231                    $12.72
              Options exercised                            (16,362)                    13.50
              Options canceled                            (276,986)                    17.68
                                                         ---------                     -----
           Options outstanding as
              of September 30, 1998                      1,210,821                    $13.18

              Options granted                               37,000                    $11.50
              Options canceled                             (52,456)                    15.14
                                                       -----------                     -----
           Options outstanding
              as of September 30, 1999                   1,195,365                    $13.05

              Options granted                              398,000                    $11.04
              Options exercised                             (6,000)                    11.00
                                                       -----------                     -----
           Options outstanding
              as of September 30, 2000                   1,587,365                    $12.55
           Options available for grant
              as of September 30, 2000                     115,742
           Options exercisable as of
              September 30, 2000                           973,143                    $13.18

As of September 30, 2000, 1,569,365 options with exercise prices ranging from $11.00 to $15.88 were outstanding with a weighted average remaining contractual life of approximately 6.4 years and a weighted average exercise price of $12.41. Of these options, 955,143 were exercisable with a weighted average exercise price of $13.04.

As of September 30, 2000, 18,000 options with exercise prices ranging from $19.25 to $23.00 were outstanding and exercisable with a weighted average remaining contractual life of approximately 3.2 years and a weighted average exercise price of $20.92.

The number of options exercisable in fiscal 1999 and 1998 were 761,468 and 577,344, respectively. The weighted average exercise price of these exercisable options was $13.30 and $13.72, for 1999 and 1998, respectively.

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

                                        2000            1999             1998
                                        ----            ----             ----
Net  Income:
              As reported             $9,282           $9,398           $8,024
              Pro Forma               $7,879           $7,799           $6,318
Diluted EPS:
              As reported              $1.37           $ 1.26           $ 0.94
              Pro Forma                $1.16           $ 1.05           $ 0.74

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October l, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant of $5.96, $6.13 and $5.96 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.2%, 6.4% and 6.0%, respectively; expected lives of five years; expected volatility of 39.2%, 43.6% and 47.2%, respectively; expected dividend rate of $0.20.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Haggar Corp.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Haggar Corp. (a Nevada corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated October 31, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                             Arthur Andersen LLP
Dallas, Texas,
October 31, 2000

                                                                      SCHEDULE I
                                                                     Page 1 of 2


                          HAGGAR CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HAGGAR CORP. (PARENT COMPANY)
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                       2000           1999
                                                                       ----           ----
         ASSETS:
         Investment in subsidiaries                               $    71,479     $    69,154
         Note receivable from Haggar Clothing Co.                     138,775         128,693
                                                                  -----------     -----------
         Total Assets                                             $   210,254     $   197,847
                                                                  ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES:
         Dividend payable and other current liabilities           $       327     $       359
         Due to subsidiaries                                           46,143          33,040
                                                                  -----------     -----------
             Total current liabilities                                 46,470          33,399
         STOCKHOLDERS' EQUITY:
           Common stock                                                   858             857
           Additional paid-in capital                                  41,931          41,860
           Retained earnings                                          144,287         136,267
           Cumulative translation adjustment                            (565)               -
           Less - treasury stock                                     (22,727)        (14,536)
                                                                  -----------     -----------
             Total stockholders' equity                               163,784         164,448
                                                                  -----------     -----------
         Total Liabilities and Stockholders Equity                $   210,254      $  197,847
                                                                  ===========     ===========

                                                                      SCHEDULE I
                                                                     Page 2 of 2
                          HAGGAR CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HAGGAR CORP. (PARENT COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                   2000          1999            1998
                                                   ----          ----            ----
Equity in earnings of subsidiaries             $  2,380       $  2,380       $  2,755

Interest income                                  10,081         10,925          8,568
Income tax expense                               (3,689)       (3,907)        (3,299)
                                                 -------       -------        -------
     Net income                                $  9,282       $  9,398       $  8,024
                                               ========       ========       ========


                                                                     SCHEDULE II

                          HAGGAR CORP. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                     AS OF SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                Balance at    Charges to                              Balance at
                                               Beginning of   Costs and                 Deductions      End of
                                                 Period       Expenses     Payments        (1)          Period
                                            ----------------  ---------    --------    -----------      -------
     September 30, 2000:
       Allowance for doubtful accounts           $ 1,736      $    368    $       -     $(1,319)       $   785
       Restructuring change - 1999                 1,700             -       (1,700)          -              -
       Restructuring Charge - 1996                 1,566             -            -           -          1,566
       SFAS No. 109 valuation allowance              291             -            -           -            291

     September 30, 1999:
       Allowance for doubtful accounts (2)      $    906      $  1,018    $      -      $ (188)        $ 1,736
       Restructuring Charge - 1999                     -         1,700           -           -           1,700
       Restructuring Charge - 1996                 3,000             -      (1,434)          -           1,566
       SFAS No. 109 valuation allowance              250            41           -           -             291

     September 30, 1998:
       Allowance for doubtful accounts          $    931     $    (203)   $      -      $   178        $   906
       Restructuring Charge - 1996                 5,200             -      (2,200)           -          3,000
       SFAS No. 109 valuation allowance              250             -           -            -            250


(1) Amounts deemed uncollectible and recoveries of previously reserved amounts.

(2) September 30, 1999, includes Jerell, Inc. allowance for doubtful accounts of $480.

-



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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)   (1)     FINANCIAL STATEMENTS

                                                                                                 Pages
              Report of Independent Public Accountants.                                             16
              Consolidated Statements of Operations,
                  Years Ended September 30, 2000, 1999 and 1998.                                    17
              Consolidated Balance Sheets, at September 30, 2000 and 1999.                          18
              Consolidated Statements of Stockholders' Equity,
                  Years Ended September 30, 2000, 1999 and 1998.                                    19
              Consolidated Statements of Cash Flows,
                  Years Ended September 30, 2000, 1999, and 1998.                                   20
              Notes to Consolidated Financial Statements.                                        21-31

      (2)     FINANCIAL STATEMENT SCHEDULES

              Report of Independent Public Accountants.                                             32
              Schedule I - Condensed Financial Information of Registrant -
                  Haggar Corp. (Parent Company).                                                 33-34
              Schedule II - Valuation and Qualifying Accounts.                                      35

              Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      (3)     EXHIBITS
                   3 (a) Third Amended and Fully Restated Articles of Incorporation. (Incorporated by reference from
                           Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)

                   3 (b) Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)

                   4 (a) Specimen Certificate evidencing Common Stock (and Preferred Stock Purchase Right).(Incorporated by reference from Exhibit 4(a) to the Company's
                           Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)

                   4 (b) Form of Stockholders' Rights Agreement. (Incorporated by reference from Exhibit 4(b)to the Company's Pre-Effective Amendment No. 1 to Form
                           S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)

                   4 (c) Note Purchase Agreement dated December 22, 1994, among Haggar Apparel Company, Haggar Corp. and Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

                   4 (d) Note No. 1 dated December 22, 1994, in original principal amount of $10,500,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994
                           [File No. 0-20850].)

                   4 (e) Note No. 2 dated December 22, 1994, in original principal amount of $6,500,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

                   4 (f) Note No. 3 dated December 22, 1994, in original principal amount of $4,800,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

                   4 (g) Note No. 4 dated December 22, 1994, in original principal amount of $2,200,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

                   4 (h) Note No. 5 dated December 22, 1994, in original principal amount of $1,000,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

                  10 (a) 1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Pre-Effective Amendment No. 1 to Form S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)

                  10 (b) Management Incentive Plan. (Incorporated by reference from Exhibit 10(b) to the Company's Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992 [Registration No. 33-52704].)

                  10 (c)   First Amendment to the 1992 Long-term Incentive
                           Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 [File No. 0-20850].)

                  10 (d) First Amended and Restated Credit Agreement between the Company and Texas Commerce Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 [File No. 0-20850].)

                  10 (e) First Amendment to First Amended and Restated Credit Agreement dated December 31, 1996, between the Company and Texas Commerce Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 [File No. 0-20850].)

                  10 (f)   Second Amendment to First Amended and Restated
                           Credit Agreement dated June 30, 1997, between the Company and Texas Commerce Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 [File No. 0-20850].)

                  10 (g)   Third Amendment to First Amended and Restated
                           Credit Agreement dated December 15, 1997, between the Company and Texas Commerce Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 [File No. 0-20850].)

                  10 (h) Fourth Amendment to First Amended and Restated Credit Agreement dated June 30, 1998, between the company and Chase Bank of Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. [File No. 0-20850].)

                 10 (i)    Fifth Amendment to First Amended and Restated
                           Credit Agreement dated December 29, 1998, between the company and Chase Bank of Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998. [File No. 0-20850].)

                 10 (j)    Sixth Amendment to First Amended and Restated
                           Credit Agreement dated May 28, 1999, between the company and Chase Bank of Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. [File No. 0-20850].)

                 10 (k) Seventh Amendment to First Amended and Restated Credit Agreement dated May 28, 1999, between the company and Chase Bank of Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. [File No. 0-20850].)

                 21       Significant subsidiary of the company.

                 23       Consent of independent public accountants.

                 27.1     Financial Data Schedule.

      (b)     REPORTS ON FORM 8-K

             There was no report on Form 8-K filed with the Commission during fiscal 2000. The Company did file a Form 8-K with the Commission dated November 7, 2000, relating to the Company's projections for fiscal 2001 under Item 9 Regulation FD Disclosure.

                       THIS PAGE INTENTIONALLY LEFT BLANK.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HAGGAR CORP.
                                (Registrant)



                          By:    /s/           DAVID M. TEHLE
                                ------------------------------------------
                                      David M. Tehle, December 21, 2000
                            (EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER)


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                       Signature                                     Title                            Date
-------------------------------------------------    -----------------------------------     ----------------------



/s/                J. M. HAGGAR, III                 Chairman and                            December 21, 2000
-------------------------------------------------    Chief Executive Officer
                   J. M. Haggar, III                 (Principal Executive Officer)




/s/                FRANK D. BRACKEN                  Director, President and                 December 21 , 2000
-------------------------------------------------    Chief Operating Officer
                   Frank D. Bracken



/s/                 DAVID M. TEHLE                   Executive Vice President                December 21, 2000
-------------------------------------------------    and Chief Financial Officer (Principal
                    David M. Tehle                   Financial and Accounting Officer)



/s/                JOHN C. TOLLESON                  Director                                December 21, 2000
-------------------------------------------------
                   John C. Tolleson



/s/                    RAE EVANS                     Director                                December 21, 2000
-------------------------------------------------
                       Rae Evans

                                       41

                          HAGGAR CORP. AND SUBSIDIARIES

                           INDEX TO ATTACHED EXHIBITS



        EXHIBIT

      21          Significant Subsidiary of the Company

      23          Consent of Independent Public Accountants

      27.1        Financial Data Schedule