Form 10-Q
period 2000-12-31
HAGGAR CORP
filed 2001-02-13
CIK 892533

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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

As of February 13, 2001, there were 6,505,460 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information

       Item 1.  Financial Statements

           Consolidated Statements of Operations
           (Three months ended December 31, 2000 and 1999)..............................3

           Consolidated Balance Sheets
           (As of December 31, 2000 and September 30, 2000).............................4

           Consolidated Statements of Cash Flows
           (Three months ended December 31, 2000 and 1999)..............................5

           Notes to Consolidated Financial Statements.................................6-8

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................................10-12

Part II. Other Information.

       Item 6.  Exhibits and Reports on Form 8-K.......................................13

Signature..............................................................................13


                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                    --------------------------
                                                                                       2000            1999
                                                                                    -----------    -----------
Net sales.........................................................................  $    99,856    $    98,682

Cost of goods sold................................................................       66,970         64,381
                                                                                    -----------    -----------

     Gross profit.................................................................       32,886         34,301

Selling, general and administrative expenses......................................      (32,435)      (32,954)

Royalty income, net...............................................................          450             44
                                                                                    -----------    -----------

Operating income..................................................................          901          1,391

Other income, net.................................................................           30            344

Interest expense..................................................................         (968)          (799)
                                                                                    ------------   ------------

Income (loss) from operations before provision
     for income taxes.............................................................         (37)            936

Provision for income taxes........................................................          108            379
                                                                                    -----------    -----------

Net income (loss).................................................................       $(145)    $       557
                                                                                    ===========    ===========

Net income (loss) per share on a basic and diluted basis..........................      $(0.02)    $      0.08
                                                                                    ===========    ===========

Weighted average number of common shares
     outstanding - Basic..........................................................        6,527          7,081
                                                                                    ===========    ===========
Weighted average number of common shares
     and common share-equivalents outstanding - Diluted...........................        6,527          7,136
                                                                                    ===========    ===========



                             The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                      December 31,
                                                                          2000            September 30,
                                                                       (Unaudited)            2000
                                                                     ---------------    ----------------
ASSETS
Current assets:
      Cash and cash equivalents....................................      $     7,775      $     6,238
      Accounts receivable..........................................           45,029           66,362
      Due from factor..............................................            3,204            1,951
      Inventories..................................................          101,178           92,581
      Deferred tax benefit.........................................           10,624           10,624
      Other current assets.........................................            2,459            1,737
                                                                         -----------      -----------
           Total current assets....................................          170,269          179,493

Property, plant, and equipment, net................................           57,560           59,563
Goodwill, net......................................................           26,189           26,505
Other assets.......................................................            7,286            6,795
                                                                         -----------      -----------
Total assets.......................................................      $   261,304      $   272,356
                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable.............................................      $    20,813      $    25,176
      Accrued liabilities..........................................           16,752           22,970
      Accrued wages and other employee compensation................            1,275            6,106
      Accrued workers' compensation................................            3,250            3,941
      Current portion of long-term debt............................            3,928            4,046
                                                                         -----------    -------------
           Total current liabilities...............................           46,018           62,239

Long-term debt.....................................................           52,657           46,333
                                                                         -----------      -----------
      Total liabilities............................................           98,675          108,572

Commitments and contingencies

Stockholders' equity:
Commonstock - par value $0.10 per share; 25,000,000 shares
      authorized and 8,588,665 and 8,582,998 shares issued at
      December 31, 2000 and September 30, 2000, respectively.......              858              858
Additional paid-in capital.........................................           41,993           41,931
Cumulative translation adjustment..................................            (759)            (565)
Retained earnings..................................................          143,818          144,287
                                                                         -----------      -----------
                                                                             185,910          186,511
Less - Treasury stock, 2,083,205 and 2,043,205 shares at cost at
        December 31, 2000 and September 30, 2000, respectively.....         (23,281)         (22,727)
                                                                         -----------      -----------
           Total stockholders' equity..............................          162,629          163,784
                                                                         -----------      -----------
Total liabilities and stockholders' equity.........................      $   261,304      $   272,356
                                                                         ===========      ===========


                             The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                              Three Months Ended
                                                                                 December 31,
                                                                         ----------------------------
                                                                            2000              1999
                                                                         -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)....................................................... $      (145)     $       557
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization.......................................       3,152            3,375
    (Gain) Loss on disposal of property, plant, and equipment...........           -             (561)
    Changes in assets and liabilities:
       Accounts receivable..............................................      21,333           16,358
       Due from factor..................................................      (1,253)           1,651
       Inventories, net.................................................      (8,597)          (4,214)
       Current deferred tax benefit.....................................           -              295
       Other current assets.............................................        (722)          (1,984)
       Accounts payable.................................................      (4,363)          (6,062)
       Accrued liabilities..............................................      (6,218)          (3,587)
       Accrued wages, workers compensation and other employee benefits..      (5,522)          (5,874)
                                                                         -----------      -----------
          Net cash used in operating activities.........................      (2,335)             (46)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net........................        (833)          (2,557)
Proceeds from sale of property, plant, and equipment, net...............           -            1,180
(Increase) decrease in other assets.....................................        (491)             281
                                                                         -----------      -----------
          Net cash used in investing activities.........................      (1,324)          (1,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock at cost......................................        (554)          (3,556)
Proceeds from issuance of long-term debt................................      31,000           57,000
Proceeds from issuance of common stock..................................          62               16
Payments on long-term debt..............................................     (24,794)         (44,810)
Payments of cash dividends..............................................        (324)            (342)
                                                                         -----------      -----------
          Net cash provided by financing activities.....................       5,390            8,308

Effects of exchange rates on cash and cash equivalents..................        (194)               -

Increase in cash and cash equivalents...................................       1,537            7,166
Cash and cash equivalents, beginning of period..........................       6,238            6,380
                                                                         -----------      -----------
Cash and cash equivalents, end of period................................ $     7,775      $    13,546
                                                                         ===========      ===========

Supplemental disclosure of cash flow information Cash paid for:
    Interest............................................................ $     1,571      $     1,094
    Income taxes........................................................ $     2,128      $     2,653


                             The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations and cash flows for the three months ended December 31, 2000 and 1999, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 2000, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

CONCENTRATIONS OF CREDIT RISK.

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 25.8% and 24.0% of the Company's net sales for the three months ended December 31, 2000 and 1999, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 10.9% and 11.7% of the Company's net sales for the three months ended December 31, 2000 and 1999, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 2000, and September 30, 2000 (in thousands):


                                                       December 31,          September 30,
                                                           2000                  2000
                                                     ----------------      ---------------
              Piece goods .......................    $         12,562      $        12,675
              Trimmings & supplies ..............               3,338                3,017
              Work-in-process ...................              14,709               17,955
              Finished garments .................              70,569               58,934
                                                     ----------------      ---------------
                                                     $        101,178      $        92,581
                                                     ================      ===============


Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2000, and September 30, 2000 (in thousands):


                                                                                        December 31,             September 30,
                                                                                             2000                    2000
                                                                                        --------------           -------------
       Borrowings under revolving credit line.........................................  $       39,000           $      29,000
       Industrial Development Revenue Bonds with interest at a rate equal to that of high-quality, short-term, tax-exempt obligations, as defined (5.00% at December 31, 2000), payable in annual
             installments of $100 to $200 and a final payment of $2,000 in 2005,
             secured by certain buildings and equipment...............................           2,400                   2,500
       Allstate notes.................................................................          14,286                  17,857
       Other..........................................................................             899                   1,022
                                                                                        --------------           -------------
                                                                                                56,585                  50,379
       Less - Current portion.........................................................           3,928                   4,046
                                                                                        --------------           -------------
                                                                                        $       52,657           $      46,333
                                                                                        ==============           =============


Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $720,489 at December 31, 2000.

As of December 31, 2000, the Company had a revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had additional available borrowing capacity of approximately $43,000,000 under this Agreement at December 31, 2000. The Company incurred approximately $31,544 in commitment fees related to the available borrowing capacity during the quarter ended December 31, 2000. The interest rates for the quarter ended December 31, 2000, ranged from 7.25% to 7.63%. The facility will mature June 30, 2002, unless renewed and is unsecured. The Agreement prohibits the Company from pledging its account receivables and inventories, contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the agreement requires the Company and Haggar Clothing Co., the Company's main operating subsidiary, to maintain net worth, as defined, in excess of $152,953,000 and $55,000,000, respectively, as of December 31, 2000. The Agreement requires the Company to maintain a net worth in excess of the net worth of the preceding fiscal year plus 50% of the Company's consolidated net income. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

CONTINGENCIES

LAWSUIT

During the last two years, two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company has appealed or perfected the appeal of both original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial statements.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

HAGGAR JAPAN

The Company has concluded that it will terminate operations in Japan in the fourth quarter of fiscal 2001. Additional information is necessary before management can provide a final assessment of the financial impact of such action. However, management does not believe that this will have a material adverse affect on its financial statements.

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

Options to purchase 826,865 common shares at prices ranging from $12.88 to $23.00 were not dilutive and were outstanding for the three months ended December 31, 2000. Options to purchase 826,865 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the three months ended December 31, 1999. These shares for the aforementioned periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (unaudited, in thousands, except per share data):


                                                                              Three Months Ended
                                                                         December 31,       December 31,
                                                                              2000             1999
                                                                       ---------------    ----------------
Net income (loss)....................................................          $ (145)              $  557

Weighted average number of common shares outstanding.................            6,527               7,081

Common share-equivalents, due to stock options.......................                -                  55
                                                                       ---------------    ----------------
                                                                               $ 6,527              $7,136
                                                                       ===============    ================


Net income (loss) per share on a diluted basis.......................          $(0.02)              $ 0.08
                                                                       ===============    ================


SUBSEQUENT EVENTS

DIVIDEND DECLARED

On January 23, 2001, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 5, 2001. The dividend of approximately $325,273 will be paid on February 19, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

RESULTS OF OPERATIONS

The Company's first quarter fiscal 2001 net loss of $0.1 million was lower than the net income of $0.6 million in the first quarter fiscal 2000. The variance in profitability related to the decreased margins mainly due to product mix and retail marketing pressures from a sluggish holiday season.

Net sales for the first quarter of fiscal 2001 increased 1.2% to $99.9 million from $98.7 million for the first quarter of fiscal 2000. Net sales increased for the first quarter of fiscal 2001 primarily due to our improved women's wear lines and DKNY menswear products.

Gross profit as a percentage of net sales decreased in the first quarter of fiscal 2001 to 32.9% compared to 34.8% in the first quarter of the prior fiscal year. The gross profit and gross profit margin decreased as a result of the reasons noted above.

Selling, general and administrative expenses as a percentage of net sales decreased to 32.5% in the first quarter of fiscal 2001 compared to 33.4% in the first quarter of fiscal 2000. Actual selling, general and administrative expenses decreased $0.6 million to $32.4 million for the first quarter of fiscal 2001 compared to $33.0 million for first quarter of fiscal 2000. The overall decrease in selling, general and administrative expenses from fiscal 2000 relates to decreases of $0.5 million in women's wear expenses and $0.8 million in bonus and administrative expenses for the quarter. The decrease is partially offset by increases of $0.5 million for expenses related to the DKNY licensing business and a $0.3 million increase related to the Haggar Canada operations.

Royalty income for the first quarter of fiscal 2001 increased $0.4 million from the first quarter of fiscal 2000, primarily due to improved licensee sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks as most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $21.4 million to $45.0 million at December 31, 2000, from $66.4 million at September 30, 2000. The decreases in trade accounts receivable from September 30, 2000 is primarily the result of reduced retail sales for the Company's customers. In addition, the Company's due from factor increased from $2.0 million at September 30, 2000, to $3.2 million at December 31, 2000. The increase in due from factor relates to increased sales in the specialty store women's wear division.

Inventories as of December 31, 2000, increased to $101.2 million from $92.6 million at September 30, 2000. The increase in inventory levels during the first quarter of fiscal 2001 is due to an increase in finished goods in anticipation of higher forecasted sales for the second quarter of fiscal 2001.

The Company has a revolving credit line facility with certain banks. As of December 31, 2000, the Company had additional available borrowing capacity of approximately $43.0 million under that facility. The Company incurred approximately $31,544 in commitment fees related to the available borrowing capacity during the first quarter of fiscal 2001. The interest rates during the first quarter of fiscal 2001 ranged from 7.25% to 7.63%. The facility will mature June 30, 2002, with a one year renewal at the option of the banks.

The Company used cash in operating activities for the three months ended December 31, 2000, primarily as a result of an increase in inventories of $8.6 million, decreases in accounts payable and accrued liabilities of $10.6 million and offset by a net reduction in accounts receivable and due from factor of $20.1 million. The Company used cash in investing activities of $1.3 million during the first three months of fiscal 2001 mainly for the purchase of property, plant, and equipment of $0.8 million. Cash flows provided by financing activities of $5.4 million for the three months ended December 31, 2000, were primarily the result of a net increase in long-term debt of $6.2 million to fund ongoing operations.

By comparison, the Company remained unchanged in cash from operating activities for the three months ended December 31, 1999 and 1998, primarily as a result of an increase in inventories of $4.2 million offset by a reduction in accounts receivable and due from factor of $18.0 million and reductions in (i) accounts payable, (ii) accrued liabilities and (iii) accrued wages, worker's compensation and other employee benefits of $6.1, $3.6, and $5.9, respectively. The Company used cash in investing activities of $1.1 million during the first three months of fiscal 2000, primarily as the result of a net increase in long-term debt of $12.2 million to fund ongoing operations which was offset by the purchase of $3.6 million in treasury stock.

The Company believes that the cash flows generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

CONTINGENCIES

JAPAN OPERATIONS

The Company has concluded that it will terminate operations in Japan in the fourth quarter of fiscal 2001. Additional information is necessary before management can provide a final assessment of the financial impact of such action. However, management does not believe that this will have a material adverse affect on its financial statements.

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

          -         Changes in general business conditions,

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


SUBSEQUENT EVENT

DIVIDEND DECLARED

On January 23, 2001, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 5, 2001. The dividend of approximately $325,2773 will be paid on February 19, 2001.

PART II.  OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) A Form 8-K was filed on November 7, 2000 and a subsequent Form 8-K was filed on January 10, 2001. Both Form 8-K's were filed related to the Company's projections on the respective dates in fiscal 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Haggar Corp.,



Date: February 13, 2001                 By:  /s/ David M. Tehle
                                             ---------------------------------
                                             David M. Tehle
                                             Executive Vice President
                                             Chief Financial Officer

                                             Signed on behalf of the registrant
                                             and as principal financial officer.