Form 10-Q
period 2001-03-31
HAGGAR CORP
filed 2001-05-11
CIK 892533

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

    / / Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM____________TO____________.

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

              Yes /X/                              No / /

As of May 11, 2001, there were 6,505,460 shares of the Registrant's Common Stock outstanding.

                         HAGGAR CORP. AND SUBSIDIARIES

                                     INDEX

Part I. Financial Information

    Item 1. Financial Statements

        Consolidated Statements of Operations
        (Three and six months ended March 31, 2001 and 2000)       3

        Consolidated Balance Sheets
        (As of March 31, 2001 and September 30, 2000)              4

        Consolidated Statements of Cash Flows
        (Six months ended March 31, 2001 and 2000)                 5

        Notes to Consolidated Financial Statements               6-9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations      10-13

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                           14

Part II. Other Information.

    Item 4. Submission of Matters to a Vote of Security
            Holders                                               14

    Item 6. Exhibits and Reports on Form 8-K                      15

Signature                                                         15

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended     Six Months Ended
                                                           March 31,             March 31,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
Net sales                                             $115,791   $117,068   $215,647   $215,750
Cost of goods sold                                      80,245     79,242    147,197    143,623
Reorganization Costs                                    20,800         --     20,800         --
                                                      --------   --------   --------   --------
Gross profit                                            14,746     37,826     47,650     72,127
Selling, general and administrative expenses           (31,298)   (33,929)   (63,699)   (66,883)
Royalty income, net                                        591        865      1,041        909
                                                      --------   --------   --------   --------
Operating income (loss)                                (15,961)     4,762    (15,008)     6,153
Other income, net                                           23         13          1        357
Interest expense                                        (1,428)    (1,132)    (2,397)    (1,931)
                                                      --------   --------   --------   --------
Income (loss) from operations before provision
  (benefit) for income taxes                           (17,366)     3,643    (17,404)     4,579
Provision (benefit) for income taxes                    (5,082)     1,461     (4,974)     1,840
                                                      --------   --------   --------   --------
Net income (loss)                                     $(12,284)  $  2,182   $(12,430)  $  2,739
                                                      ========   ========   ========   ========
Net income (loss) per share on a basic basis          $  (1.89)  $   0.33   $  (1.91)  $   0.40
                                                      ========   ========   ========   ========
Net income (loss) per share on a diluted basis        $  (1.89)  $   0.31   $  (1.91)  $   0.39
                                                      ========   ========   ========   ========
Weighted average number of common shares
  outstanding--Basic                                     6,505      6,707      6,516      6,895
                                                      ========   ========   ========   ========
Weighted average number of common shares and common
  share-equivalents outstanding--Diluted                 6,505      6,953      6,516      7,076
                                                      ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               March 31,
                                                                 2001       September 30,
                                                              (unaudited)       2000
                                                              -----------   -------------
ASSETS
Current assets:
    Cash and cash equivalents                                   $  5,529      $  6,238
    Accounts receivable, net                                      66,837        66,362
    Due from factor                                                4,058         1,951
    Inventories                                                  101,184        92,581
    Income tax receivable                                          7,021            --
    Deferred tax benefit                                          10,066        10,624
    Other current assets                                           2,005         1,737
                                                                --------      --------
        Total current assets                                     196,700       179,493
Property, plant, and equipment, net                               52,393        59,563
Goodwill, net                                                     25,814        26,505
Other assets                                                       6,922         6,795
                                                                --------      --------
Total assets                                                    $281,829      $272,356
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                            $ 24,390      $ 25,176
    Accrued liabilities                                           31,040        22,970
    Accrued wages and other employee compensation                  1,757         6,106
    Accrued workers' compensation                                  3,244         3,941
    Current portion of long-term debt                              3,928         4,046
                                                                --------      --------
        Total current liabilities                                 64,359        62,239
Long-term debt                                                    67,652        46,333
                                                                --------      --------
Total liabilities                                                132,011       108,572
Commitments and contingencies
Stockholders' equity:
Common stock--par value $0.10 per share; 25,000,000
  shares authorized and 8,588,665 and 8,582,998
  shares issued at March 31, 2001 and September 30,
  2000, respectively                                                 858           858
Additional paid-in capital                                        41,993        41,931
Cumulative translation adjustment                                   (913)         (565)
Retained earnings                                                131,161       144,287
                                                                --------      --------
                                                                 173,099       186,511
Less--Treasury stock, 2,083,205 and 2,043,205 shares at cost
  at March 31, 2001 and September 30, 2000, respectively         (23,281)      (22,727)
                                                                --------      --------
        Total stockholders' equity                               149,818       163,784
                                                                --------      --------
Total liabilities and stockholders' equity                      $281,829      $272,356
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               Six Months Ended
                                                                   March 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $(12,430)   $ 2,739
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
    Depreciation and amortization                                6,572      6,677
    (Gain) loss on disposal of property, plant, and
      equipment                                                  3,125       (524)
    Changes in assets and liabilities:
        Accounts receivable, net                                  (475)    (3,405)
        Due from factor                                         (2,107)       553
        Inventories                                             (8,603)     4,798
        Federal income tax receivable                           (7,021)        --
        Current deferred tax benefit                               558        296
        Other current assets                                      (268)    (1,281)
        Accounts payable                                          (786)    (9,727)
        Accrued liabilities                                      8,070     (4,647)
        Accrued wages, workers' compensation, and other
          employee benefits                                     (5,046)    (4,515)
                                                               -------    -------
            Net cash used in operating activities              (18,411)    (9,036)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                 (1,869)    (5,258)
Proceeds from the sale of property, plant and equipment, net        33      1,199
(Increase) decrease in other assets                               (127)       156
                                                               -------    -------
            Net cash used in investing activities               (1,963)    (3,903)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock at cost                                (554)    (7,747)
Proceeds from issuance of long-term debt                        63,000     99,000
Payments on long-term debt                                     (41,799)   (76,813)
Proceeds from issuance of common stock                              62          5
Payments of cash dividends                                        (696)      (672)
                                                               -------    -------
        Net cash provided by financing activities               20,013     13,773
Effects of exchange rates on cash and cash equivalents            (348)        --
Increase (decrease) in cash and cash equivalents                  (709)       834
Cash and cash equivalents, beginning of period                   6,238      6,380
                                                               -------    -------
Cash and cash equivalents, end of period                       $ 5,529    $ 7,214
                                                               =======    =======
Supplemental disclosure of cash flow information
Cash paid for:
    Interest                                                   $ 3,217    $ 1,767
    Income taxes                                               $ 4,105    $ 5,134

  The accompanying notes are an integral part of these consolidated financial statements.

                         HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2001, and the consolidated statements of operations and cash flows for the three and six months ended March 31, 2001, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 2001, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney
Company, Inc., accounted for 24.8% and 24.5% of the Company's net sales for the six months ended March 31, 2001 and 2000, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 13.4% and 12.0% of the Company's net sales for the six months ended March 31, 2001 and 2000, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 2001, and September 30, 2000 (in thousands):

                                                              March 31,   September 30,
                                                                2001          2000
                                                              ---------   -------------
Piece goods                                                   $ 10,443       $12,675
Trimmings & supplies                                             3,595         3,017
Work-in-process                                                 15,131        17,955
Finished garments                                               72,015        58,934
                                                              --------       -------
                                                              $101,184       $92,581
                                                              ========       =======

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2001, and September 30, 2000 (in thousands):

                                                              March 31,   September 30,
                                                                2001          2000
                                                              ---------   -------------
Borrowings under revolving credit line                         $54,000       $29,000
Industrial Development Revenue
    Bonds with interest at a rate equal to that of
      high-quality, short-term, tax-exempt obligations, as
      defined (3.65% at March 31, 2000 and September 30,
      2000), payable in annual installments of $100 to $200,
      and a final payment of $2,000 in 2005, secured by
      certain buildings and equipment                            2,400         2,500
Allstate Notes                                                  14,286        17,857
Other                                                              894         1,022
                                                               -------       -------
                                                                71,580        50,379
Less--Current portion                                            3,928         4,046
                                                               -------       -------
                                                               $67,652       $46,333
                                                               =======       =======

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $733,776 at March 31, 2001.

As of March 31, 2001, the Company had a revolving credit line agreement (the "Agreement") with certain banks. As of March 31, 2001, the Company had additional available borrowing capacity of approximately $37.4 million. The Company incurred approximately $55,146 in commitment fees related to the available borrowing capacity for the six month period ended March 31, 2001. The interest rates for the six-month period ended March 31, 2001, ranged from 6.8% to 9.5%. The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company's main operating subsidiary, and also requires the maintenance of certain financial ratios.

On May 11, 2001, the Company amended the Agreement to extend the maturity date one year to June 30, 2003, with a one year renewal at the option of the banks, and to revise certain covenants. The amendment also reduces the Agreement to a $90.0 million facility which may be increased up to a maximum of a $100.0 million facility by the addition of new banks to the lending group.

REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. The Company's decision to close its Edinburg facility was made in conjunction with the Company's continuing strategy to source its production internationally. All 595 employees at the Edinburg plant will be terminated as a result of the closure, which is expected to be completed by June 30, 2001. Severance payments of $3.5 million are expected to be made by June 30, 2001, and $4.6 million of other employee related costs, including medical benefits and workers' compensation, are expected to be paid by the end of fiscal 2002. The net book value of the Edinburg manufacturing facility and equipment was written off as the net realizable value of such assets was expected to be insignificant.

Due to unfavorable retail conditions in Japan, the Company decided to terminate its operations in Japan, which is expected to be completed by the end of the fourth quarter of fiscal 2001. Severance costs related to the closure are expected to be insignificant and reserves necessary to writedown the operation's receivables and inventory to fair market value were approximately $1.0 million.

During the second quarter of fiscal 2001, the Company recorded an $8.6 million charge for legal expenses, of which $1.6 million was due to a cash settlement for certain claims and the remaining $7.0 million was due to management's estimate of the expected loss for unsettled claims against the Company, including two jury verdicts totaling $5.2 million which have been returned against subsidiaries of the Company and are currently on appeal.

The majority of the legal claims against the Company relate to claims for wrongful discharge and common law tort by former employees of the Company's sewing facilities in South Texas that were closed in previous years. Due to the closure of the Company's last manufacturing facility in South Texas, management believes that the likelihood of adverse outcomes related to such claims has increased significantly. Accordingly, the Company has recorded its best estimate of future costs for such claims.

The reorganization costs are summarized as follows (in millions):

Employee termination and related costs                         $ 8.1
Plant and equipment impairment                                   3.1
Other asset write-downs                                          1.0
Legal costs                                                      8.6
                                                               -----
Total Reorganization Costs                                     $20.8
                                                               =====

NET INCOME PER COMMON SHARE--BASIC AND DILUTED

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

Options to purchase 832,865 and 826,865 common shares at prices ranging from $12.12 to $23.00 were not dilutive due to the loss recorded by the Company and were outstanding for the three and six months ended March 31, 2001. Options to purchase 983,231 and 765,500 common shares at prices ranging from $12.80 to $23.00 were not dilutive and were outstanding for the three and six months ended March 31, 2000. Such shares for the fiscal 2000 periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (in thousands, except per share data):

                                                           Three Months Ended     Six Months Ended
                                                                March 31,             March 31,
                                                           -------------------   -------------------
                                                             2001       2000       2001       2000
                                                           --------   --------   --------   --------
Net income (loss) to common stockholders                   $(12,284)  $  2,182   $(12,430)  $  2,739
Weighted average common shares outstanding                    6,505      6,707      6,516      6,895
Shares equivalents, due to stock options                         --        246        181         --
                                                           --------   --------   --------   --------
                                                              6,505      6,953      6,516      7,076
                                                           ========   ========   ========   ========
Net income per share--Diluted                              $  (1.89)  $   0.31   $  (1.91)  $   0.39

SUBSEQUENT EVENTS

DIVIDEND DECLARED.

The Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 7, 2001. The dividend of approximately $360,000 will be paid on or before May 21, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

RESULTS OF OPERATIONS

REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. The Company's decision to close its Edinburg facility was made in conjunction with the Company's continuing strategy to source its production internationally. All 595 employees at the Edinburg plant will be terminated as a result of the closure, which is expected to be completed by June 30, 2001. Severance payments of $3.5 million are expected to be made by June 30, 2001, and $4.6 million of other employee related costs, including medical benefits and workers' compensation, are expected to be paid by the end of fiscal 2002. The net book value of the Edinburg manufacturing facility and equipment was written off as the net realizable value of such assets was expected to be insignificant.

Due to unfavorable retail conditions in Japan, the Company decided to terminate its operations in Japan, which is expected to be completed by the end of the fourth quarter of fiscal 2001. Severance costs related to the closure are expected to be insignificant and reserves necessary to writedown the operation's receivables and inventory to fair market value were approximately $1.0 million.

During the second quarter of fiscal 2001, the Company recorded an $8.6 million charge for legal expenses, of which $1.6 million was due to a cash settlement for certain claims and the remaining $7.0 million was due to management's estimate of the expected loss for unsettled claims against the Company, including two jury verdicts totaling $5.2 million which have been returned against subsidiaries of the Company and are currently on appeal.

The majority of the legal claims against the Company relate to claims for wrongful discharge and common law tort by former employees of the Company's sewing facilities in South Texas that were closed in previous years. Due to the closure of the Company's last manufacturing facility in South Texas, management believes that the likelihood of adverse outcomes related to such claims has increased significantly. Accordingly, the Company has recorded its best estimate of future costs for such claims.

The reorganization costs are summarized as follows (in millions):

Employee termination and related costs                         $ 8.1
Plant and equipment impairment                                   3.1
Other asset write-downs                                          1.0
Legal costs                                                      8.6
                                                               -----
Total Reorganization Costs                                     $20.8
                                                               =====

The impact of the reorganization on the Company will be an annual pre-tax cost savings of $3 to $5 million depending on the mix of our products and future sourcing efforts.

OPERATIONS

The Company's second quarter of fiscal 2001 net loss of $12.3 million compares to net income of $2.2 million in the second quarter of fiscal 2000. The net loss to common stockholders for the six months ended March 31, 2001, was $12.4 million compared to net income of $2.7 million for the six months ended March 31, 2000. The decreases in net income for the three and six months period ended March 31, 2001, relate principally to the reorganization of the Company's manufacturing operations.

Net sales for the quarter ended March 31, 2001, decreased 1.1% to $115.8 million from $117.1 million for the second quarter of fiscal 2000. The decrease in net sales for the second quarter of fiscal 2001 is the combined result of a 6.0% increase in unit sales and a 7.1% decrease in the average sales price. Net sales of $215.6 million for the six months ended March 31, 2001, were flat as compared to the prior fiscal year.

Gross profit for the quarter and six months ended March 31, 2001 decreased by $23.1 million and $24.5 million, respectively, from the corresponding periods in fiscal 2000 primarily due to the reorganization charge.

Before the reorganization charge, gross profit as a percentage of net sales decreased to 30.7% in the second quarter of fiscal 2001 as compared to 32.3% in the second quarter of the prior fiscal year. Gross profit before the reorganization charge for the first six months of fiscal 2001 decreased to 31.7% compared to 33.4% in the first six months of fiscal 2000. The decreases in gross profit before the reorganization charge are primarily the result of more competitive customer pricing as a result of a tough retail environment.

Selling, general and administrative expenses as a percentage of net sales decreased to 27.0% for the three month period ended March 31, 2001, as compared to 29.0% for the same period ended March 31, 2000. Actual selling, general and administrative expenses decreased to $31.3 million in the second quarter of fiscal 2001 compared to $33.9 million in the same quarter in fiscal 2000. The $2.6 million decrease in selling, general and administrative expenses for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 relates to a $1.5 million decrease in selling and advertising expenses, a $0.3 million decrease in women's division expenses, and a $1.1 million decrease in licensing expenses. The decreases are offset by a $0.3 million increase in shipping expenses.

Selling, general and administrative expenses as a percentage of net sales decreased to 29.5% for the six month period ended March 31, 2001, as compared to 31.0% for the same period ended March 31, 2000. Actual selling, general and administrative expenses decreased to $63.7 million for the six months ended March 31, 2001, compared to $66.9 million in the first six months of the prior fiscal year. The decrease of $3.2 million in selling, general and administrative expenses for the first six months of fiscal 2001 compared to fiscal 2000 primarily related to the following: a $1.5 million decrease in selling and advertising expenses, a $0.7 million decrease in licensing expenses, and a $0.8 million decrease in women's division expenses.

Other income was $23,000 in the second quarter of fiscal 2001 compared to $13,000 in the same quarter last year. For the first six months of fiscal 2001, other income decreased to $1,000 compared to $357,000 for the same period last year, mainly related to fewer sales of miscellaneous equipment in fiscal 2001.

In the second quarter of fiscal 2001, the provision (benefit) for income taxes as a percentage of income before taxes was (29.3%) compared to 40.1% for the same quarter last year. For the six months ended March 31, 2001, the provision (benefit) for income taxes as a percentage of income before taxes was (28.6%) compared to 40.2% for the same period last year. The effective tax rates differ from the federal statutory rate primarily due to foreign and state taxes and non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable, including amounts due from the factor, increased approximately
$2.6 million to $70.9 million at March 31, 2001, from $68.3 million at September 30, 2000. This increase is primarily the result of seasonal increases in sales.

Inventories as of March 31, 2001, increased to $101.2 million from $92.6 million at September 30, 2000. The increase in inventory levels is due to an increase in finished goods in anticipation of higher sales and the result of increased domestic production due to the sourcing reorganization announced in March 2001.

The Company has a revolving credit line facility with certain banks. As of March 31, 2001, the Company had additional available borrowing capacity of approximately $37.4 million. The Company incurred approximately $55,146 in commitment fees related to the available borrowing capacity for the six months ended March 31, 2001. The interest rates for the quarter ended March 31, 2001, ranged from 6.8% to 9.5%.

On May 11, 2001, the Company amended the Agreement to extend the maturity date one year to June 30, 2003, with a one year renewal at the option of the banks, and to revise certain covenants. The amendment also reduces the Agreement to a $90.0 million facility which may be increased up to a maximum of a $100.0 million facility by the addition of new banks to the lending group.

For the six months ended March 31, 2001, the Company used cash in operating activities of approximately $18.4 million. The cash used is primarily the result of the $12.4 million net loss, a $2.1 million increase in due from factor, a $7.0 million increase in federal income tax receivable, and an $8.6 million increase in inventories. For the same period last year, the Company used cash in operating activities of $9.0 million which was primarily the result of a $3.4 million increase in accounts receivable and a $9.7 million decrease in accounts payable, offset by a $4.8 million decrease in inventories

The Company used approximately $2.0 million in investing activities for the six months ended March 31, 2001, primarily due to purchases of property, plant and equipment of $1.9 million. For the six months ended March 31, 2000, the Company used approximately $3.9 million in investing activities. The Company purchased property, plant and equipment of $5.3 million, which was offset by proceeds from the sale of property, plant and equipment of $1.2 million.

Cash flows provided from financing activities of $20.0 million for the six months ended March 31, 2001, were primarily the result of a net increase in long-term debt of $21.2 million. Comparatively, cash flows provided from financing activities of $13.8 million for the same period last year were primarily the result of a net increase in long-term debt of $22.2 million, offset by the purchase of $7.7 million in treasury stock.

The Company believes that the cash flow generated from operations and the funds available under the aforementioned credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

FORWARD LOOKING STATEMENTS.

This report contains certain forward-looking statements. In addition, from time to time the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, which could cause actual results to differ materially from those in such forward-looking statements.

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

SUBSEQUENT EVENTS

DIVIDEND DECLARED.

The Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 7, 2001. The dividend of approximately $360,000 will be paid on or before May 21, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments. The Company is exposed to interest rate risk primarily through its borrowing activities. As of March 31, 2001, the Company had $54.0 million outstanding under its revolving credit line agreement and $16.7 million in senior notes payable. See Item 1.--Notes to Consolidated Financial Statements--Long-term Debt for additional discussion of the terms of the Company's credit facility and the senior notes payable. The fair values of the borrowings under the revolving credit line and the senior notes approximate the carrying values of the respective obligations.

PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on February 7, 2001. At such meeting, J.M. Haggar III and Richard W. Heath were elected to serve as Class II directors of the company for a three year term and until their respective successors are elected and qualified. Of the 5,780,133 shares represented at the meeting in person or by proxy, Mr. Haggar III and Mr. Heath received 4,971,128 and 5,163,230 votes, respectively, for their election as Class II directors. The other directors whose term of office continued after the meeting are as follows: Frank D. Bracken, Norman E. Brinker, Rae F. Evans and John C. Tolleson.

The appointment of Arthur Andersen LLP as auditors for the 2001 fiscal year was ratified with 5,770,639 shares voted for, 3,041 shares voted against, no broker non-votes and 6,453 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Form 8-K's were filed on January 11, 2001, and May 2, 2001, disclosing the Company's revised projections under Item 9. An additional Form 8-K was filed on March 26, 2001, disclosing the Company's announcement of the reorganization charge for closing its last domestic sewing facility and the effect on the Company's projections pursuant to Items 5, 7, and 9.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Haggar Corp.,

Date: May 11, 2001                  By: /s/ David M. Tehle
                                       ------------------------------------
                                            David M. Tehle
                                            Executive Vice President,
                                            Secretary and Chief
                                            Financial Officer

                                            Signed on behalf of the
                                            registrant and as principal
                                            financial officer.