Form 10-Q
period 2001-06-30
HAGGAR CORP
filed 2001-08-03
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)

 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.
                                                         OR
        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

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

As of August 3, 2001, there were 6,387,295 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

       Item 1. Consolidated Financial Statements

           Consolidated Statements of Operations
           (Three and nine months ended June 30, 2001 and 2000)                                     3

           Consolidated Balance Sheets
           (As of June 30, 2001 and September 30, 2000)                                             4

           Consolidated Statements of Cash Flows
           (Nine months ended June 30, 2001 and 2000)                                               5

           Notes to Consolidated Financial Statements                                             6-9

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                           10-14

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         14

Part II. Other Information.

       Item 6.  Exhibits and Reports on Form 8-K                                                   15

       Signature                                                                                   15

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                      2001            2000             2001            2000
                                                   -----------    -----------       -----------    -----------
Net sales                                          $   108,151    $   102,053       $   323,798    $   317,803

Cost of goods sold                                      76,475         69,253           223,672        213,159

Reorganization Costs                                         -              -            20,800              -
                                                   -----------    -----------       -----------    -----------

Gross profit                                            31,676         32,800            79,326        104,644

Selling, general and administrative expenses           (28,927)       (30,541)          (92,678)       (97,141)

Royalty income, net                                        435            592             1,476          1,501
                                                   -----------    -----------       -----------    -----------

Operating income (loss)                                  3,184          2,851           (11,876)         9,004

Other income, net                                          149            451               202            808

Interest expense                                        (1,400)        (1,037)           (3,797)        (2,968)
                                                   ------------   ------------      ------------   -----------

Income (loss) from operations before provision
     (benefit) for income taxes                          1,933          2,265           (15,471)         6,844

Provision (benefit) for income taxes                       905            842            (4,069)         2,682
                                                   -----------    -----------       -----------    -----------

Net income (loss)                                  $     1,028    $     1,423       ($   11,402)    $    4,162
                                                   ===========    ===========       ===========    ===========

Net income (loss) per share on a basic basis       $      0.16    $      0.22       ($     1.75)    $     0.61
                                                   ===========    ===========       ===========    ===========

Net income (loss) per share on a diluted basis     $      0.15    $      0.21       ($     1.75)    $     0.59
                                                   ===========    ===========       ===========    ===========

Weighted average number of common shares
outstanding - Basic                                      6,504          6,594             6,512          6,795
                                                   ===========    ===========       ===========    ===========

Weighted average number of common shares and
common share-equivalents outstanding - Diluted           6,798          6,847             6,512          7,001
                                                   ===========    ===========       ===========    ===========


                The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        June 30,
                                                                          2001           September 30,
                                                                       (unaudited)            2000
                                                                     ---------------    ----------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $    11,107      $     6,238
      Accounts receivable, net                                                55,472           66,362
      Due from factor                                                          2,511            1,951
      Inventories                                                            103,910           92,581
      Deferred tax benefit                                                    13,618           10,624
      Other current assets                                                     2,202            1,737
                                                                         -----------      -----------
           Total current assets                                              188,820          179,493

Property, plant, and equipment, net                                           52,396           59,563
Goodwill, net                                                                 25,429           26,505
Other assets                                                                   9,008            6,795
                                                                         -----------      -----------
Total assets                                                             $   275,653      $   272,356
                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $    27,460      $    25,176
      Accrued liabilities                                                     23,131           22,970
      Accrued wages and other employee benefits                                2,840            6,106
      Accrued workers' compensation                                            4,071            3,941
      Current portion of long-term debt                                        3,765            4,046
                                                                         -----------      -----------
           Total current liabilities                                          61,267           62,239

Long-term debt                                                                63,599           46,333
                                                                         -----------      -----------
Total liabilities                                                            124,866          108,572

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.10 per share; 25,000,000
       shares authorized and 8,591,000 and 8,582,998
       shares issued at June 30, 2001 and September 30,
       2000, respectively                                                        859              858
Additional paid-in capital                                                    42,014           41,931
Cumulative translation adjustment                                               (539)            (565)
Retained earnings                                                            131,891          144,287
                                                                         -----------      -----------
                                                                             174,225          186,511
Less - Treasury stock, 2,098,205 and 2,043,205 shares at cost at
       June 30, 2001 and September 30, 2000, respectively                    (23,438)         (22,727)
                                                                         -----------       ----------
           Total stockholders' equity                                        150,787          163,784
                                                                         -----------      -----------
Total liabilities and stockholders' equity                               $   275,653      $   272,356
                                                                         ===========      ===========

                The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                               Nine Months Ended
                                                                                   June 30,
                                                                         ----------------------------
                                                                            2001              2000
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         ($  11,402)     $     4,162
Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                              9,707           10,043
    (Gain) loss on disposal of property, plant, and equipment                  2,488             (393)
    Changes in assets and liabilities:
       Accounts receivable, net                                               10,890           13,187
       Due from factor                                                          (560)           1,940
       Inventories                                                           (11,329)           2,221
       Current deferred tax benefit                                           (2,994)             403
       Other current assets                                                     (465)          (2,806)
       Accounts payable                                                        2,284           (9,585)
       Accrued liabilities                                                       161          (10,732)
       Accrued wages, workers' compensation, and other employee benefits      (3,136)          (3,826)
                                                                        -------------    ------------
          Net cash (used in) provided by operating activities                 (4,356)           4,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                               (3,881)          (7,417)
Proceeds from the sale of property, plant and equipment, net                      33            1,280
(Increase) decrease in other assets                                           (2,317)           1,331
                                                                         -----------      -----------
          Net cash used in investing activities                               (6,165)          (4,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock at cost                                              (711)          (7,747)
Proceeds from issuance of long-term debt                                      96,000          118,000
Payments on long-term debt                                                   (79,015)        (104,825)
Proceeds from issuance of common stock                                            84               18
Payments of cash dividends                                                      (994)          (1,003)
                                                                         -----------      ------------
          Net cash provided by financing activities                           15,364            4,443

Effects of exchange rates on cash and cash equivalents                            26                -

Increase in cash and cash equivalents                                          4,869            4,251
Cash and cash equivalents, beginning of period                                 6,238            6,380
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $    11,107      $    10,631
                                                                         ===========      ===========

Supplemental disclosure of cash flow information
Cash paid for:
    Interest                                                             $     4,679      $     2,944
    Income taxes                                                         $     4,377      $     6,915


       The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2001, and the consolidated statements of operations and cash flows for the three and nine months ended June 30, 2001, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 2001, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 23.3% and 24.6% of the Company's net sales for the nine months ended June 30, 2001 and 2000, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 12.6% and 11.8% of the Company's net sales for the nine months ended June 30, 2001 and 2000, respectively. The Company's third largest current customer, Wal-Mart, accounted for 11.6% and 8.3% of the Company's net sales for the nine months ended June 30, 2001 and 2000, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, will not have a significant affect on the Company's consolidated financial statements.

Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company will adopt the provisions of SFAS No. 142 on October 1, 2001. Goodwill amortization will be approximately $1.5 million for fiscal 2001, none of which is deductible for tax purposes. The Company will complete its assessment of goodwill impairment by March 31, 2002. The impact of an impairment, if any, would be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 2001, and September 30, 2000 (in thousands):

                                                         June 30,            September 30,
                                                           2001                  2000
                                                     ----------------      ---------------
              Piece goods                            $         13,533      $        12,675
              Trimmings & supplies                              4,199                3,017
              Work-in-process                                  13,860               17,955
              Finished garments                                72,318               58,934
                                                     ----------------      ---------------
                                                     $        103,910      $        92,581
                                                     ================      ===============

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2001, and September 30, 2000 (in thousands):

                                                        June 30,                September 30,
                                                          2001                      2000
                                                     -------------              -------------
              Borrowings under revolving
                  credit line                        $      50,000              $      29,000

              Industrial Development Revenue
                  Bonds with interest at a rate equal
                  to that of high-quality, short-term,
                  tax-exempt obligations, as defined
                  (2.8% at June 30, 2001 and 3.65%
                  at September 30, 2000), payable in
                  annual installments of $100
                  to $200, and a final payment of
                  $2,000 in 2005, secured by
                  certain buildings and equipment            2,400                      2,500
              Allstate Notes                                14,286                     17,857
              Other                                            678                      1,022
                                                     -------------              -------------
                                                            67,364                     50,379
              Less - Current portion                         3,765                      4,046
                                                     -------------              -------------
                                                     $      63,599              $      46,333
                                                     =============              =============

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $700,330 at June 30, 2001.

As of June 30, 2001, the Company had a revolving credit line agreement (the "Agreement") with certain banks. As of June 30, 2001, the Company had additional available borrowing capacity of approximately $31.4 million. The Company incurred approximately $23,000 in commitment fees during the quarter ended June 30, 2001. The interest rates for the nine month period ended June 30, 2001, ranged from 6.75% to 9.5%. The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company's main operating subsidiary, and also requires the maintenance of certain financial ratios.

On May 11, 2001, the Company amended the Agreement to extend the maturity date one year to June 30, 2003, with a one year renewal at the option of the banks, and to revise certain covenants. The amendment also reduces the Agreement to a $90.0 million facility, which may be increased up to a maximum of a $100.0 million facility by the addition of new banks to the lending group.

REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. The Company's decision to close its Edinburg facility was made in conjunction with the Company's continuing strategy to source its production internationally. All 595 employees at the Edinburg plant have been terminated in conjunction with the closure, which occurred on May 10, 2001. Severance payments of $2.2 million have been made as of June 30, 2001, and all other employee termination costs are expected to be paid by the end of fiscal 2002. In conjunction with the Edinburg closure, the net book value of the manufacturing facility and equipment was written off as the net realizable value of such assets was expected to be insignificant.

Due to unfavorable retail conditions in Japan, the Company decided to terminate its operations in Japan, which is expected to be completed by the end of the fourth quarter of fiscal 2001. Severance costs related to the closure are expected to be insignificant and reserves necessary to write down the operation's receivables and inventory were approximately $1.0 million.

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

The reorganization costs before tax are summarized as follows (in millions):

                                                            Balance                       Balance
                                                        March 31, 2001     Payments    June 30, 2001
                                                        --------------     --------    -------------
          Employee termination and related costs               $8.1         ($3.6)            $4.5
          Plant and equipment impairment                        3.1         ($2.5)             0.6
          Other asset write-downs                               1.0         ($1.0)               -
          Legal costs                                           8.6         ($2.2)             6.4
                                                                ---         ------             ---
          Total Reorganization Costs                         $ 20.8         ($9.3)          $ 11.5
                                                             ======         ======          ======

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

Options to purchase 821,084 common shares at prices ranging from $11.25 to $23.00 were not dilutive due to the loss recorded by the Company for the nine months ended June 30, 2001. Options to purchase 842,551 common shares at prices ranging from $11.25 to $23.00 were not dilutive and were outstanding for the three months ended June 30, 2001. Options to purchase 826,865 common shares at prices ranging from $12.88 to $23.00 were not dilutive and were outstanding for the three and nine months ended June 30, 2000. Such shares for these periods were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share was calculated as follows (in thousands, except per share data):

                                                      Three Months Ended                 Nine Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------       --------------------------
                                                      2001            2000             2001            2000
                                                   -----------    -----------       -----------    -----------
Net income (loss) to common stockholders           $     1,028    $     1,423        ($  11,402)    $    4,162

Weighted average common shares outstanding               6,504          6,594             6,512          6,795

Shares equivalents, due to stock options                   294            253                 -            206

                                                         6,798          6,847             6,512          7,001
                                                   ===========    ===========       ===========    ===========

Net income (loss) per share - diluted              $      0.15    $      0.21        ($    1.75)    $     0.59
                                                   ===========    ===========        ==========    ===========

SUBSEQUENT EVENTS

DIVIDEND DECLARED.

The Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 6, 2001. The dividend of approximately $324,500 will be paid on or before August 20, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

RESULTS OF OPERATIONS

REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. The Company's decision to close its Edinburg facility was made in conjunction with the Company's continuing strategy to source its production internationally. All 595 employees at the Edinburg plant have been terminated in conjunction with the closure, which occurred on May 10, 2001. Severance payments of $2.2 million have been made as of June 30, 2001, and all other employee termination costs are expected to be paid by the end of fiscal 2002. In conjunction with the Edinburg closure, the net book value of the manufacturing facility and equipment was written off as the net realizable value of such assets was expected to be insignificant.

Due to unfavorable retail conditions in Japan, the Company decided to terminate its operations in Japan, which is expected to be completed by the end of the fourth quarter of fiscal 2001. Severance costs related to the closure are expected to be insignificant and reserves necessary to write down the operation's receivables and inventory were approximately $1.0 million.

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

The reorganization costs before tax are summarized as follows (in millions):

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
                                                                       =====

The reorganization is expected to provide an annual pre-tax cost savings of $3 to $5 million depending on the mix of our products and future sourcing efforts.

OPERATIONS

The Company's third quarter of fiscal 2001 net income of $1.0 million compares to net income of $1.4 million in the third quarter of fiscal 2000. The decrease in net income for the third quarter relates primarily to decreased margins due to the overall competitive retail environment which has resulted in lower wholesale prices. In the third quarter of fiscal 2000, the Company had unusually high legal expenses incurred as a result of various claims by former employees for wrongful discharge and common law tort against the Company. The net loss to common stockholders for the nine months ended June 30, 2001, was $11.4 million compared to $4.2 million net income for the nine months ended June 30, 2000. The decrease in net income for the nine months ended June 30, 2001, relates principally to the reorganization of the Company's manufacturing operations.

Net sales for the quarter ended June 30, 2001, increased 6.0% to $108.2 million from $102.1 million in the third quarter of fiscal 2000. The increase in net sales for the third quarter of fiscal 2001 is the combined result of a 20.6% increase in unit sales and a 14.6% decrease in the sales price due to increased private label sales and more competitive retail pricing. Net sales for the nine months ended June 30, 2001, increased 1.9% to $323.8 million compared to $317.8 million in the prior fiscal year. The increase in the first nine months of fiscal 2001 resulted from a 8.4% increase in unit sales and a 6.5% decrease in the sales price due to more competitive wholesale pricing.

Gross profit as a percentage of net sales decreased to 29.3% in the third quarter of fiscal 2001 compared to 32.2% for the same quarter last year. Before the reorganization charge, the gross profit for the first nine months of fiscal 2001 decreased to 30.9% from 33.0% in the first nine months of fiscal 2000. Excluding the legal charge to cost of sales for fiscal 2000, the gross profit as a percentage of net sales was 33.7% and 33.5% for the third quarter and nine months ended June 30, 2000, respectively. The decreases in gross profit are primarily the result of decreased margins due to the overall competitive retail environment which resulted in lower wholesale prices.

Selling, general and administrative expenses as a percentage of net sales decreased to 26.7% for the three month period ended June 30, 2001, as compared to 29.9% for the same period ended June 30, 2000. Actual selling, general and administrative expenses decreased to $28.9 million in the third quarter of fiscal 2001 compared to $30.5 million in the same quarter in fiscal 2000. The $1.6 million decrease in selling, general and administrative expenses for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 related to a $1.0 million decrease in legal expenses, a $0.3 million decrease in selling and advertising expenses, a $0.5 million decrease in Haggar Japan's expenses, a $0.4 million decrease in other general expenses (including insurance and incentive programs) and a $0.3 million decrease in the women's division expenses, as offset by a $0.9 million increase in shipping expenses due to increased unit sales.

Selling, general and administrative expenses as a percentage of net sales decreased to 28.6% for the nine month period ended June 30, 2001, as compared to 30.6% for the same period ended June 30, 2000. Actual selling, general and administrative expenses decreased to $92.7 million for the nine months ended June 30, 2001, compared to $97.1 million in the first nine months of the prior fiscal year. The decrease of $4.4 million in selling, general and administrative expenses for the first nine months of fiscal 2001 compared to fiscal 2000 primarily related to a $1.9 million decrease in selling and advertising expenses, a $1.9 million decrease of legal expenses, a $0.3 million decrease in licensing expenses, a $0.6 million decrease in Haggar Japan's expenses, a $0.3 million decrease in expenses of retail operations, and a $0.7 million decrease in women's division expenses, as offset by a $1.3 million increase in shipping expenses due to increased unit sales.

Other income was $149,000 in the third quarter of fiscal 2001 compared to $451,000 in the same quarter last year. For the first nine months of fiscal 2001, other income decreased to $202,000 compared to $808,000 for the same period last year. The decreases in the three and nine months of fiscal 2001 relate to gains from the sales of miscellaneous equipment in fiscal 2000 which did not repeat in fiscal 2001.

In the third quarter of fiscal 2001, the provision for income taxes increased as a percentage of income before taxes to 46.8% from 37.2% for the same quarter last year. For the nine months ended June 30, 2001, the benefit from income taxes as a percentage of income before taxes was 26.3% as compared to a 39.2% provision for income taxes for the same period last year. The effective tax rates differ from the federal statutory rate primarily due to foreign and state taxes and non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable, including amounts due from the factor, decreased approximately $10.3 million to $58.0 million at June 30, 2001, from $68.3 million at September 30, 2000. This decrease is primarily the result of the seasonality of the Company's sales.

Inventories as of June 30, 2001, increased to $103.9 million from $92.6 million at September 30, 2000. The increase in inventory levels relates primarily to increased finished goods inventories in anticipation for seasonal sales in the fourth quarter of fiscal 2001.

The Company has a revolving credit line facility with certain banks. As of June 30, 2001, the Company had additional available borrowing capacity of approximately $31.4 million. The Company incurred approximately $23,000 in commitment fees related to the available borrowing capacity for the three months ended June 30, 2001. The interest rates for the quarter ended June 30, 2001, ranged from 6.75% to 9.5%. The facility will mature June 30, 2003, with a one year renewal at the option of the banks.

For the nine months ended June 30, 2001, the Company used cash in operating activities of approximately $4.4 million. The cash used is primarily the result of an $11.3 million increase in inventories and a $3.1 million increase in accrued wages, workers compensation, and other employee benefits, offset by a $10.3 million decrease in accounts receivable and due from factor and a $2.3 million increase in accounts payable. For the same period last year, the Company provided cash from operating activities of approximately $4.6 million. The cash provided was primarily the result of a $15.1 million decrease in accounts receivable and due from factor and a $2.2 million decrease in inventories, offset by a $10.7 million decrease in accrued liabilities.

The Company used approximately $6.2 million in investing activities for the nine months ended June 30, 2001. The Company purchased property, plant and equipment of $3.9 million, and had a $2.3 million increase in other assets. For the nine months ended June 30, 2000, the Company used approximately $4.8 million in investing activities. The Company purchased $7.4 million of property, plant and equipment offset by proceeds from the sale of property, plant and equipment of $1.3 million and a $1.3 million decrease in other assets.

Cash flows provided from financing activities of $15.4 million for the nine months ended June 30, 2001, were primarily the result of a net increase in long-term debt of $17.0 million, offset by a $1.0 million payment of cash dividends and the purchase of $0.7 million in treasury stock. Comparatively, cash flows provided by financing activities of $4.4 million for the same period last year were primarily the result of a net increase in long-term debt of $13.2 million, offset by a $1.0 million payment of cash dividends and the purchase of $7.7 million in treasury stock.

The Company believes that the cash flow generated from operations and the funds available under the aforementioned credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, will not have a significant affect on the Company's consolidated financial statements.

Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company will adopt the provisions of SFAS No. 142 on October 1, 2001. Goodwill amortization will be approximately $1.5 million for fiscal 2001, none of which is deductible for tax purposes. The Company will complete its assessment of goodwill impairment by March 31, 2002. The impact of an impairment, if any, would be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

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

     - Changes in consumer acceptance of new products and the success of advertising, marketing and promotional campaigns,

     -    Changes in laws and other regulatory actions,

     -    Changes in labor relations,

     - Political and economic events and conditions domestically or in the foreign jurisdictions in which the Company operates,

     -    Unexpected judicial decisions,

     -    Changes in interest rates and capital market conditions and inflation,

     -    Acquisition or dissolution of business enterprises,

     -    Natural disasters, and

     - Unusual or infrequent items that cannot be foreseen or are not susceptible to estimation.

SUBSEQUENT EVENTS

DIVIDEND DECLARED.

The Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 6, 2001. The dividend of approximately $324,500 will be paid on or before August 20, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments. The Company is exposed to interest rate risk primarily through its borrowing activities. As of June 30, 2001, the Company had $50.0 million outstanding under its revolving credit line agreement and $14.3 million in senior notes payable. See Item 1. -Notes to Consolidated Financial Statements - Long-term Debt for additional discussion of the terms of the Company's credit facility and the senior notes payable. The fair values of the borrowings under the revolving credit line and the senior notes approximate the carrying values of the respective obligations.

PART II.  OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibit 10(a)  Eighth Amendment to First Amended and Restated
                           Credit Agreement dated May 11, 2001, between the Company and Chase Manhattan Bank, as agent for a bank syndicate.

        (b) Form 8-K's were filed on May 2, 2001, June 15, 2001, and July 25, 2001, disclosing the Company's updated projections under Item 9.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Haggar Corp.,


Date:  August 3, 2001                       By:  /s/ David M. Tehle
                                                 ------------------------
                                                 David M. Tehle
                                                 Executive Vice President,
                                                 Secretary and
                                                 Chief Financial Officer


                                                 Signed on behalf of the
                                                 registrant and as principal
                                                 financial officer.