Form 10-K405
period 2001-09-30
HAGGAR CORP
filed 2001-11-16
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
/X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                       OR

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                   WHICH REGISTERED
-----------------------------                    -------------------------------
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

                     Yes       /X/                    No       / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of November 15, 2001 there were 6,387,295 shares of common stock outstanding. The aggregate market value of the 5,839,277 shares of the common stock of Haggar Corp. held by nonaffiliates on such date (based on the closing price of these shares on the Nasdaq National Market System) was approximately $67,443,649.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                       THIS PAGE INTENTIONALLY LEFT BLANK.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION.

Haggar Corp., together with its subsidiaries (collectively the "Company"), designs, manufactures, imports and markets casual and dress men's and women's apparel products including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests. Products are offered in a wide variety of styles, fabrics, colors and sizes.

The Company's products are sold primarily through approximately 10,000 retail stores operated by its customers, which include major department stores, specialty stores and mass market retailers throughout the United States. The Company offers its premium apparel products under the Haggar -Registered Trademark- brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The Horizon Group. The Company owns several other trademarks under which it markets or has marketed its products. The Horizon Group also offers retailers quality products bearing the retailers' own label.

In 1999, the Company, through its main operating subsidiary, Haggar Clothing Co., acquired Jerell, Inc. ("Jerell"), a company engaged in the design and marketing of women's apparel. The Company offers its women's apparel products under several trademarks.

The Company also operates retail stores located in outlet malls throughout the United States. As of September 30, 2001, the Company had opened 66 such stores which market first quality Company products to the general public. These stores also serve as a retail-marketing laboratory for the Company.

The Company was established in 1926 by J. M. Haggar, Sr., and has built its reputation by offering high quality, ready-to-wear apparel at affordable prices through innovations in product design, marketing and customer service. Haggar Clothing Co. is the primary operating subsidiary. Both Haggar Corp. and Haggar Clothing Co. are incorporated in Nevada.

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

A significant portion of the Company's apparel lines consists of basic, recurring styles, which the Company believes are less susceptible to "fashion markdowns", as compared with higher fashion apparel lines. Thus, while the Company strives to offer current fashions and styles, the bulk of its product lines changes relatively little from year to year. This consistency in product lines enables the Company to operate on a cost-efficient basis and to more accurately forecast the demand for particular products.

HAGGAR -Registered Trademark- . The Company's Haggar -Registered Trademark-brands represented 69.8% of total apparel sales in fiscal 2001. These brands receive widespread recognition among United States consumers for high quality, affordable men's apparel. The full range of men's products offered by the Company is marketed under these brands, including dress and casual pants, sportcoats, suits, shirts and shorts. The Company has developed specific product lines under these brands, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company's traditional strength in men's dress apparel. These product lines include Black Label -Registered Trademark- , American Generations -Registered Trademark- , Collections -TM-, City Casuals -Registered Trademark- , and Heritage -TM-. In addition, the Company markets a line of men's activewear under the Haggar Golf brand. The Haggar brand is also licensed to manufacturers of related apparel and accessories in categories outside the core product lines of the Company.

The Black Label -Registered Trademark- line comprises the Company's premium quality khakis and dress pants, custom-fit suits and sport coats, sweaters, outerwear, shoes, and socks, dress shirts and ties, belts and wallets, and woven and knit casual shirts. American Generations -Registered Trademark- is a line composed of 100% cotton khakis and casual pants, shorts, socks, shoes, belts, wallets, sweaters and outerwear. The Collections -TM- line comprises dress pants, sport coats, dress shirts and ties, shoes and socks, and outerwear. City Casuals -Registered Trademark- is an urban dweller and office casual line including knit and woven shirts, pants and jackets, sweaters and sweater vests, and outerwear. The Heritage -TM- line represents the Company's foundation label consisting of its historical mainstay products, casual and dress pants and sportcoats.

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

JERELL. The Company's women's wear subsidiary, Jerell, markets women's sportswear including dresses, skirts, pants, and vests. These product lines are primarily sold to major department stores, including Dillards, and catalog suppliers such as Coldwater Creek.

INTRODUCTION OF NEW PRODUCTS.

The Company emphasizes the introduction of new products in order to capitalize on its brand name recognition and retailer relationships. The Company continues to expand its lines of shirts designed to complement its pant product lines. While there is substantial competition in these markets, the Company believes that it is well positioned to take advantage of market opportunities.

DEPENDENCE ON KEY CUSTOMERS.

The Company's five largest customers accounted for 58.2%, 52.8%, and 55.4 % of net sales during the fiscal years ending September 30, 2001, 2000 and 1999, respectively. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 22.8%, 25.4%, and 24.8% of the Company's net sales during the fiscal years ending September 30, 2001, 2000 and 1999, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 12.4%, 11.3% and 11.2% of the Company's net sales during the fiscal years ending September 30, 2001, 2000, and 1999, respectively. The Company's third largest customer, Wal-Mart, accounted for 10.6%, 8.1%, 7.6% of the Company's net sales for the fiscal years ending September 30, 2001, 2000, and 1999, respectively. No other customer accounts for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company's results of operations. The Company has no long-term commitments or contracts with any of its customers.

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

During fiscal 2001, approximately 3.5% of the Company's products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for all of its domestic-made products. A portion of all product lines manufactured during fiscal 2001 by the Company were produced domestically with the exception of shirts and vests. Approximately 20.7% of the Company's foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining 79.3% manufactured by unaffiliated companies in Asia, South America, Central America, Mexico and the Dominican Republic.

The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations, quotas and other regulations relating to imports, natural disasters and, in certain parts of the world, political or economic instability. Although the Company's operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its relationships with its foreign suppliers could adversely affect its operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocations could materially affect the Company's operations.

RAW MATERIALS.

Raw materials used in the Company's manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton or wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases such items as buttons, thread, zippers and trim from a large number of other suppliers. Ten vendors supplied approximately 69.3% of the Company's fabric and trim requirements during the fiscal year ended September 30, 2001. The Company has no long-term contracts with any of its suppliers but does not anticipate substantial shortages of raw materials in 2002.

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

LICENSING.

The Company seeks to capitalize on consumer recognition and acceptance of the Haggar -Registered Trademark- brands by licensing, both domestically and internationally, the use of these trademarks on a variety of products. Typically, the licensee's agreement with the Company gives it the right to produce, market and sell specified products in a particular country or region under one or more of the Company's trademarks. For example, the Company has granted exclusive domestic licenses to unaffiliated manufacturers for the production and marketing of men's leather goods, neckwear, hosiery, and outerwear under the Haggar -Registered Trademark- trademark.

In addition to using and licensing its own trademarks, the Company is the licensee of certain trademarks owned by other apparel companies. The Company has entered into license agreements to manufacture and market certain men's pants and shorts under the "DKNY" and "Claiborne" trademarks.

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

EMPLOYEES.

The Company employs approximately 1,772 persons domestically and 1,818 persons in foreign countries. In 2001, approximately 2,000 employees were engaged in manufacturing operations, and the remainder were employed in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities. None of its domestic employees is covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements covering its foreign employees, applicable labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

ENVIRONMENTAL REGULATIONS.

Current environmental regulations have not had and, in the opinion of the Company, assuming the continuation of present conditions, will not have any material adverse impact on the business, capital expenditures, earnings or competitive position of the Company.

FINANCIAL INSTRUMENT DERIVATIVES.

The Company does not utilize financial instrument derivatives.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 6113 Lemmon Avenue, Dallas, Texas 75209. The general location, use, approximate size and information with respect to the ownership or lease of the Company's principal properties currently in use are set forth below:

                                                                             APPROXIMATE         OWNED/          LEASE
             LOCATION                             USE                      SQUARE FOOTAGE        LEASED        EXPIRATION
             --------                             ---                      --------------        ------        ----------
             Dallas, Texas                  Headquarters and Retail Store     443,000           Owned
             Dallas, Texas                  Jerell Headquarters               121,000           Leased           2004
             Fort Worth, Texas              Warehouse & Distribution          660,000           Owned
             Weslaco, Texas                 Fabric Cutting                    115,000           Owned
             Weslaco, Texas                 Warehouse                         137,000           Owned
             Edinburg, Texas (1)            Excess Facility                   121,000           Owned
             Leon, Mexico                   Manufacturing                      39,000           Owned
             La Romana, Dom. Rep.           Manufacturing                      41,000           Leased           2001
             Higuey, Dom. Rep.              Manufacturing                      13,000           Leased           2011
             Robstown (1)                   Excess Facility                    68,000           Owned
             Oklahoma City (1)              Excess Facility                    95,000           Leased           2011
             Various (65 locations) (2)     Retail Sales                      203,000           Leased           2001 - 2009

             (1) Properties were previously used by the Company as manufacturing plants but are no longer utilized by the Company. The Company is profitably subleasing the property in Oklahoma City, Oklahoma, to the U.S. Postal Service and is in the process of offering for sale the Robstown and Edinburg facilities.

             (2) These properties are the Company's 65 retail stores located in outlet malls throughout the United States. The retail stores range in size from approximately 2,100 to 11,000 square feet.

All of the properties owned by the Company are free from material encumbrances, except the Company's fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $2.4 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

Future manufacturing needs are anticipated to be met through owned facilities and through the use of outside contractors. The Company's Customer Service Center in Fort Worth, Texas, is expected to meet the Company's distribution requirements for the foreseeable future.

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

Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company has appealed the original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial statements.

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

            2001                                            FISCAL QUARTER
                                 --------------------------------------------------------------------------
                                          1ST                2ND               3RD                 4TH
                                 --------------------------------------------------------------------------
            High                         14 1/2             13 1/2          12 13/16           12 6/13
            Low                          11 1/16            11 1/8          10 1/4             10 1/20
            Dividend                     $0.05              $0.05           $0.05              $0.05


            2000                                            FISCAL QUARTER
                                 --------------------------------------------------------------------------
                                          1ST                2ND               3RD                 4TH
                                 --------------------------------------------------------------------------
            High                         12 7/8             14 7/8          14 1/4             13
            Low                          10 9/16            11 3/4          10 5/16            10 9/16
            Dividend                     $0.05              $0.05           $0.05              $0.05

AS OF NOVEMBER 8, 2001, THE COMPANY HAD APPROXIMATELY 152 STOCKHOLDERS OF RECORD AND APPROXIMATELY 1,893 BENEFICIAL OWNERS.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial information below should be read in conjunction with "Item 8, Financial Statements and Supplementary Data" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended September 30, 2001, is derived from consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants.

                                                                           YEAR ENDED SEPTEMBER 30,
                                                    2001              2000             1999 (1)          1998          1997
                                                 ---------         ----------        -----------     ----------    -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales                                        $ 444,570         $  432,855       $   434,358      $  402,475    $   406,030
Cost of goods sold                                 307,796            287,392           290,900         277,713        287,434
Reorganization Costs (2)                            20,150                 --                --              --              -
                                                 ---------         ----------       -----------      -----------   -----------
Gross profit                                       116,624            145,463           143,458         124,762        118,596
Selling, general and administrative
   expenses(3)                                    (123,972)          (128,849)         (128,629)       (112,296)      (113,061)
Royalty income                                       1,856              2,436             3,244           2,878          2,076
                                                 ---------         ----------       -----------      -----------   -----------
Operating income (loss)                             (5,492)            19,050            18,073          15,344          7,611
Other income (expense), net                           (107)             1,370             1,213           1,094          1,954
Interest expense                                    (5,140)            (4,084)           (3,652)         (3,452)        (3,525)
                                                 ---------         ----------       -----------      -----------   -----------
Income (loss) from operations before
   provision (benefit) for income taxes            (10,739)            16,336            15,634          12,986          6,040
Provision (benefit) for income taxes                (2,069)             7,054             6,236           4,962          2,297
                                                 ---------         ----------       -----------      ----------    -----------
Net income (loss)                               ($   8,670)        $    9,282       $     9,398      $    8,024    $     3,743
                                                 =========         ==========       ===========      ==========    ===========

Net income (loss) per common share
     on a diluted basis                         ($    1.34)        $     1.37       $      1.26      $    0. 94    $      0.44
     on a basic basis                           ($    1.34)        $     1.38       $      1.26      $    0. 94    $      0.44
Cash dividends declared per common share         $    0.20         $     0.20       $      0.20      $    0. 20    $      0.20

Weighted average number of common shares
     on a diluted basis                              6,485              6,786             7,465           8,545          8,555
     on a basic basis                                6,485              6,733             7,437           8,530          8,551

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                  $ 116,542         $  117,254       $    92,784      $  124,499    $   126,554
Total assets                                       275,225            272,356           263,531         251,975        262,053
Long-term debt                                      49,338             46,333            21,374          24,937         31,800
Stockholders' equity                               152,099            163,784           164,448         165,475        164,514

(1) In fiscal 1999, the Company purchased Jerell, Inc., a company engaged in the design and marketing of women's apparel.

(2) During fiscal year 2001, the Company decided to restructure its worldwide manufacturing capacity and eliminate its Japan operations, which resulted in a $20.1 million nonrecurring charge.

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

RESULTS OF OPERATIONS.

The following table sets forth certain financial data expressed as a percentage of net sales for each of the fiscal years ended September 30, 2001, 2000 and 1999.

                                                          Year Ended September 30,
                                                      2001          2000          1999
                                                     ------        ------        ------
Net sales                                            100.0%        100.0%        100.0%
Cost of goods sold                                   (69.2)        (66.4)        (67.0)
Reorganization Costs                                  (4.5)          0.0           0.0
                                                     -----         -----         -----
Gross profit                                          26.3          33.6          33.0
Selling, general and administrative expenses         (27.9)        (29.8)        (29.6)
Royalty income                                         0.4           0.6           0.8
                                                     -----         -----         -----
Operating income (loss)                               (1.2)          4.4           4.2
Other income (expense), net                            0.0           0.3           0.2
Interest expense                                      (1.2)         (0.9)         (0.8)
                                                     -----         -----         -----
Income (loss) from operations before
     provision (benefit) for income taxes             (2.4)          3.8           3.6
Provision (benefit) for taxes                         (0.5)          1.6           1.4
                                                     -----         -----         -----
Net income (loss)                                     (1.9%)         2.2%          2.2%
                                                     =====         =====         =====

FISCAL 2001 COMPARED TO FISCAL 2000.

Net sales increased 2.7% to $444.6 million in fiscal 2001 compared to net sales of $432.9 million in fiscal year 2000. The increase in net sales during fiscal 2001 is attributable to increased sales with a few key customers due to the customers' change in product focus and increases in Claiborne, women's wear, and private label sales. Unit sales increased 10.6% and the average sales price decreased 7.9%.

Gross profit as a percentage of net sales decreased to 26.3% in 2001 compared to 33.6% in 2000. The decrease in gross profit is primarily the result of the $20.1 million reorganization costs recorded in 2001 related to the restructuring of the Company's worldwide manufacturing capacity as discussed below. Without the reorganization costs, the gross profit percentage would have been 30.8%. The decrease in gross profit, without the reorganization costs, is related to decreases in sales prices due to pressures in the marketplace by customers and competitors. Even with these competitive pressures, the Company was able to increase market share.

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.1 million charge to operations during fiscal 2001. The Company's decision to close its Edinburg facility was made in conjunction with the Company's continuing strategy to source its production internationally. Payments and write-offs related to the charge totaled $11.8 million during fiscal 2001. See footnote 8 for further discussion of 2001 Reorganization. The impact of the reorganization on the Company will be an annual pre-tax cost savings of $3 to $5 million depending on the mix of our products and future sourcing efforts.

Selling, general and administrative expenses as a percentage of net sales has decreased to 27.9% in 2001 from 29.8% in 2000. The $4.9 million decrease in selling, general and administrative expenses primarily relates to reduced licensing marketing expenses of $0.8 million, Haggar Japan expense reduction of $1.4 million due to the elimination of the Japan operations in fiscal 2001, for reduced legal, marketing, and bonuses of $6.0 million and reduced women's wear expenses of $1.3 million. These decreases are offset by increases in shipping expenses of $2.2 million and increases in administrative and insurance expenses of $2.4 million.

Royalty income decreased to $1.9 million in fiscal 2001 compared to $2.4 million in 2000. The decrease relates primarily to a full year of weaker sales of dress shirts due to a domestic licensee's loss of a key customer during fiscal 2000.

Other income (expense), net was reduced to $0.1 million in expense for fiscal 2001 compared to $1.4 million in income for fiscal 2000. This decrease is primarily due to fewer sales of equipment in fiscal 2001 than in fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales decreased .3% to $432.9 million in fiscal 2000 compared to net sales of $434.4 million in fiscal year 1999. The decrease in net sales during fiscal 2000 was primarily attributable to decreased sales with a few key customers due to the customers' change in product focus. This decrease was offset by an increase in Jerell sales since the Company owned Jerell for all of fiscal 2000. Excluding the impact of Jerell, unit sales increased 0.8% and the average sales price decreased 1.1%.

Gross profit as a percentage of net sales increased to 33.6% in 2000 compared to 33.0% in 1999. The increase in gross profit was primarily the result of further shifts to offshore production, improved inventory management, SKU reductions and improved manufacturing techniques in cutting and marking.

Selling, general and administrative expenses as a percentage of net sales generally remained consistent between 2000 and 1999. The $.2 million increase in selling, general and administrative expenses related to expenses for new businesses such as the DKNY license of $3.5 million, Haggar Canada of $1.2 million, Haggar Japan operations increases of $1.6 million, as well as increased expenses in the Haggar Direct division for new stores of $0.8 million and a full twelve month impact of Jerell for fiscal 2000 of $2.5 million. The increases were offset by decreases in selling, shipping, and marketing expenses of $5.1 million, reductions in management information systems ("MIS"), legal, and administrative expenses of $3.7 million, and decreases in Haggar UK expenses of $.6 million.

Royalty income decreased to $2.4 million in fiscal 2000 compared to $3.2 million in 1999. The decrease related primarily to weaker sales of dress shirts due to the domestic licensee's loss of a key customer. Additionally, the Company acquired the women's wear licensee in Canada during fiscal 2000.

Other income, net remained stable at $1.4 million in fiscal 2000 compared to $1.2 million in fiscal 1999.

INCOME TAXES.

The Company's income tax (benefit), as a percent of income from operations before income tax, was 19.3% in fiscal 2001. Comparatively, the Company's income tax provision, as a percent of income from operations before income tax, was 43.2% and 39.9% in fiscal 2000 and 1999, respectively. For fiscal 2001, 2000 and 1999, the effective income tax rates differed from the statutory rates because of state income taxes, foreign taxes, tax credits utilized and certain permanent tax differences including non-deductible goodwill.

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

                                                                        FIRST        SECOND         THIRD        FOURTH
                                                                       QUARTER       QUARTER       QUARTER       QUARTER
                                                                     ------------  ------------  ------------  ------------
                                                                                     (1),(2)         (1)            (1)
          Net sales                                           2001     $ 99,856      $ 115,791     $ 108,151     $  120,772
                                                              2000       98,682        117,068       102,053        115,052
                                                              1999       84,795        120,263       107,215        122,085


          Gross profit (2)                                    2001     $ 32,886      $  14,746     $  31,676     $   37,316
                                                              2000       34,301         37,826        32,810         40,526
                                                              1999       29,656         37,732        35,269         40,801


          Selling general and administrative
             expenses (3)                                     2001     $ 32,435      $  31,298     $  28,927     $   31,312
                                                              2000       32,954         33,929        30,551         31,415
                                                              1999       28,773         34,815        32,339         32,702


          Income (loss) before income taxes                   2001    ($     37)    ($  17,366)    $   1,933     $    4,731
                                                              2000          936          3,643         2,265          9,492
                                                              1999          807          3,208         2,871          8,748


          Net income (loss)                                   2001    ($    145)    ($  12,284)    $   1,028     $    2,731
                                                              2000          557          2,182         1,423          5,120
                                                              1999          494          1,895         1,825          5,184


          Net income (loss) per common share and              2001    ($    .02)    ($    1.89)    $    0.15     $     0.42
          common share equivalent                             2000         0.08           0.31          0.21           0.77
            on a diluted basis                                1999         0.06           0.25          0.25           0.70

            (1) In the second quarter of fiscal 1999, the Company acquired
                Jerell, Inc., a company engaged in designing and marketing women's apparel. The Company's consolidated financial statements have incorporated Jerell's operating results from the effective date of the acquisition.
            (2) In the second quarter of fiscal 2001, the Company decided to restructure its worldwide manufacturing capacity and eliminate its Japan operations, which resulted in a $20.1 million non recurring charge.
            (3) During fiscal year 1999, the Company recognized a gain of $4.4 million related to insurance proceeds received in excess of losses incurred as a result of the damage caused by Hurricane Georges in September 1998 at two of the Company's leased manufacturing facilities. Of the $4.4 million gain, $2.0 million was recorded in the third quarter of fiscal 1999 and $2.4 million was recorded in the fourth quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES.
The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk as all of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon factors related to the credit risk of specific customers, historical trends and other information. In addition, the Company has a factoring agreement with GMAC for the purposes of providing credit administration for Jerell's trade accounts receivable. Under the factoring agreement, GMAC purchases substantially all of Jerell's specialty store accounts receivable without recourse with some loss sharing occurring in certain circumstances. The Company receives cash from GMAC when GMAC receives payment for the related receivables. Inventories at the end of fiscal 2001 increased to $97.7 million from $92.6 million at the end of fiscal 2000. The increase in inventory levels reflects the business expansion in Haggar Canada, Claiborne and Horizon.

The Company's external financing needs are met through an unsecured revolving credit facility (the "Facility") with certain banks subject to certain borrowing base limitations noted below. The Facility provides the Company with a $90.0 million line of credit. The amount available under the Facility is limited to the lesser of $90.0 million (minus any letter of credit exposure) or the borrowing base as defined in the Facility. During fiscal 2001, the Company amended the Facility to extend the expiration date to June 30, 2003. As of September 30, 2001, the Company had $36.0 million outstanding under the Facility and an additional borrowing capacity of $45.0 million.

Long-term debt also includes $14.3 million in senior notes. Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments through 2005. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

The Company provided cash from operating activities for the fiscal year ended September 30, 2001, of $7.9 million. The cash provided is primarily a result of an increase in accounts payable and accrued liabilities of $12.9 million offset by the increase in inventory of $5.1 million. The Company used cash in investing activities of $6.3 million during fiscal 2001 primarily for the purchases of property, plant and equipment of $5.3 million. Cash flows used in financing activities of $0.1 million for the 2001 fiscal year is primarily the result of a net increase in long-term debt of $3.0 million offset by $3.1 million in purchases of treasury stock and the payment of dividends.

By comparison, the Company used cash from operating activities for the fiscal year ended September 30, 2000, of $3.2 million. The cash used was primarily a result of the increase in inventory of $6.6 million, the increase of accounts receivable of $6.9 million, a decrease in accounts payable and accrued liabilities of $12.8 million offset by net income of $9.3 million. The Company used cash in investing activities of $11.9 million during fiscal 2000 primarily for the purchases of property, plant and equipment of $10.6 million. Cash flows provided by financing activities of $15.6 million for the 2000 fiscal year were primarily the result of a net increase in long-term debt of $24.9 million offset predominately by $8.2 million in purchases of treasury stock.

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

Inflation did not materially impact the Company in 2001, 2000 or 1999.

NEW ACCOUNTING STANDARDS.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, did not significantly affect the Company's consolidated financial statements.

Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company will adopt the provisions of SFAS No. 142 on October 1, 2001. Goodwill amortization was approximately $1.5 million for fiscal 2001, none of which was deductible for tax purposes. The Company will complete its assessment of goodwill impairment by March 31, 2002. The impact of an impairment, if any, would be recorded as a cumulative effect of a change in accounting principle during the second quarter of fiscal 2002.

The Financial Accounting Standards Board recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of SFAS No. 143 and 144 will not have a significant affect on the consolidated financial statements.


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

   -   Changes in general business conditions

   -   Impact of competition in the apparel industry,

   - Changes in the performance of the retail sector in general and the apparel industry in particular,

   -   Seasonality of the Company's business,

   - Changes in consumer acceptance of new products and the success of advertising, marketing, and promotional campaigns,

   -   Changes in laws and other regulatory actions,

   -   Changes in labor relations,

   - Political and economic events and conditions domestically or in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism, war, or insurrection,

   -   Unexpected judicial decisions,

   -   Changes in interest rates and capital market conditions,

   -   Inflation,

   -   Acquisitions or dissolution of business enterprises,

   -   Natural disasters, and

   - Unusual or infrequent items that cannot be foreseen or are not susceptible to estimation.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Haggar Corp.:

We have audited the accompanying consolidated balance sheets of Haggar Corp. (a Nevada corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haggar Corp. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.



                                                             Arthur Andersen LLP

Dallas, Texas,
November 1, 2001

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------------------------
                                                                      2001            2000           1999
                                                                  ----------      ----------      ----------
Net sales                                                         $  444,570      $  432,855      $  434,358

Cost of goods sold                                                   307,796         287,392         290,900

Reorganization costs                                                  20,150              --              --
                                                                  ----------      ----------      ----------

     Gross profit                                                    116,624         145,463         143,458

Selling, general and administrative expenses                        (123,972)       (128,849)       (128,629)

Royalty income                                                         1,856           2,436           3,244
                                                                  ----------      ----------      ----------

Operating income (loss)                                               (5,492)         19,050          18,073

Other income (expense), net                                             (107)          1,370           1,213

Interest expense                                                      (5,140)         (4,084)         (3,652)
                                                                  ----------      ----------      ----------

Income (loss) from operations before provision (benefit)
   for income taxes                                                  (10,739)         16,336          15,634

Provision (benefit) for income taxes                                  (2,069)          7,054           6,236
                                                                  ----------      ----------      ----------

Net income (loss)                                                 $   (8,670)     $    9,282      $    9,398
                                                                  ==========      ==========      ==========

Net income (loss) per share on a basic basis                      $    (1.34)     $     1.38      $     1.26
                                                                  ==========      ==========      ==========

Net income (loss) per share on a diluted basis                    $    (1.34)     $     1.37      $     1.26
                                                                  ==========      ==========      ==========

Weighted average number of common shares
   outstanding - Basic                                                 6,485           6,733           7,437
Weighted average number of common shares
   and common share-equivalents outstanding - Diluted                  6,485           6,786           7,465

  The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,
                                                                -------------------------
                                                                   2001           2000
                                                                -------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $   7,800       $   6,238
     Accounts receivable, net                                      69,047          66,362
     Due from factor                                                2,252           1,951
     Inventories                                                   97,726          92,581
     Deferred tax benefit                                          11,290          10,624
     Other current assets                                           2,215           1,737
                                                                ---------       ---------
          Total current assets                                    190,330         179,493

Property, plant and equipment, net                                 51,975          59,563
Goodwill, net                                                      25,050          26,505
Other assets                                                        7,870           6,795
                                                                ---------       ---------
          Total assets                                          $ 275,225       $ 272,356
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $  35,645       $  25,176
     Accrued liabilities                                           25,374          22,970
     Accrued wages and other employee compensation                  5,103           6,106
     Accrued workers' compensation                                  3,645           3,941
     Current portion of long-term debt                              4,021           4,046
                                                                ---------       ---------
          Total current liabilities                                73,788          62,239

Long-term debt                                                     49,338          46,333
                                                                ---------       ---------
          Total liabilities                                       123,126         108,572

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.10 per share; 25,000,000
     shares authorized and 8,591,000 and 8,582,998 shares
     issued at September 30, 2001 and 2000, respectively              859             858
Additional paid-in capital                                         42,014          41,931
Cumulative translation adjustment                                    (550)           (565)
Retained earnings                                                 134,310         144,287
                                                                ---------       ---------
                                                                  176,633         186,511
Less - Treasury stock, 2,203,705 and 2,043,205
       shares at cost at September 30, 2001 and 2000,
       respectively                                               (24,534)        (22,727)
                                                                ---------       ---------
          Total stockholders' equity                              152,099         163,784
                                                                ---------       ---------
          Total liabilities and stockholders' equity            $ 275,225       $ 272,356
                                                                =========       =========

    The accompanying notes are an integral part of these consolidated balance sheets.

                          HAGGAR CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                      COMMON STOCK                                                                  TOTAL
                     $0.10PAR VALUE             ADDITIONAL     RETAINED   CUMULATIVE   TREASURY  STOCKHOLDERS'  COMPREHENSIVE
                       SHARES            $   PAID-IN CAPITAL   EARNINGS   TRANSLATION   STOCK      EQUITY       INCOME (LOSS)
                     ------------  --------  ---------------  ----------  ---------    --------  -------------  -------------
Balance September
   30, 1998             8,576,998  $    857  $        41,860  $  128,329  $        --  $ (5,571) $     165,475  $

Common Stock
   Dividends
   declared
   ($0.20 per
   share)                      --        --               --      (1,460)          --        --         (1,460)            --

Purchase of
   Treasury Stock              --        --               --          --           --    (8,965)        (8,965)            --

Net income                     --        --               --       9,398           --        --          9,398          9,398
                        ---------  --------  ---------------  ----------  ---------    --------  -------------  -------------
Comprehensive
   Income                                                                                                               9,398
                                                                                                                =============

Balance September
   30, 1999             8,576,998       857           41,860     136,267           --   (14,536)       164,448

Common Stock
   Issuance                 6,000         1               71          --           --        --             72             --

Common Stock
   Dividends
   declared
   ($0.20 per
   share)                      --        --               --      (1,262)          --        --         (1,262)            --

Purchase of
   Treasury Stock              --        --               --          --           --    (8,191)        (8,191)            --

Foreign Currency
   Translation
   Adjustment                  --        --               --          --         (565)       --           (565)          (565)

Net income                     --        --               --       9,282           --        --          9,282          9,282
                        ---------  --------  ---------------  ----------  ---------    --------  -------------  -------------
Comprehensive
   Income                                                                                                               8,717
                                                                                                                =============

Balance
   September 30, 2000   8,582,998       858           41,931     144,287         (565)  (22,727)       163,784

Common Stock
   Issuance                 8,002         1               83          --           --        --             84             --

Common Stock
   Dividends
   declared
   ($0.20 per
   share)                      --        --               --      (1,307)          --        --         (1,307)            --

Purchase of
   Treasury Stock              --        --               --          --           --    (1,807)        (1,807)            --

Foreign Currency
   Translation
   Adjustment                  --        --               --          --           15        --             15             15

Net loss                       --        --               --      (8,670)          --        --         (8,670)        (8,670)
                        ---------  --------  ---------------  ----------  ---------    --------  -------------  -------------

Comprehensive Loss                                                                                                    ($8,655)
                                                                                                                      =======

Balance
  September 30, 2001    8,591,000  $    859  $        42,014  $  134,310  $      (550) $(24,534) $     152,099
                        =========  ========  ===============  ==========  ==========   ========  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------------------
                                                                         2001         2000         1999
                                                                      ----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     ($   8,670)  $    9,282   $     9,398
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                          11,813       13,824        14,110
   (Gain) loss on disposal of property, plant and equipment                2,458         (867)         (577)
   Changes in assets and liabilities, net of effects from the purchase of Jerell, Inc.:
     Accounts receivable, net                                             (2,685)      (6,874)        4,020
     Due from factor                                                        (301)       2,083         1,796
     Inventories                                                          (5,145)      (6,596)       15,463
     Current deferred tax benefit                                           (666)       1,476        (4,174)
     Other current assets                                                   (478)         (98)          288
     Accounts payable                                                     10,469       (7,854)        5,847
     Accrued liabilities                                                   2,404       (4,984)        5,743
     Accrued wages and other employee compensation                        (1,003)        (908)          616
     Accrued workers' compensation                                          (296)        (834)          211
     Deferred long-term income tax liability                                  --         (867)          122
                                                                      ----------   ----------   -----------
        Net cash provided by (used in) operating activities                7,900       (3,217)       52,863
                                                                      ----------   ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                           (5,266)     (10,626)      (10,376)
Purchase of Jerell, Inc.                                                      --           --       (39,317)
Proceeds from sale of property,  plant and equipment, net                     38        1,563         1,653
Increase in other assets                                                  (1,075)      (2,852)       (1,009)
                                                                      ----------   ----------   -----------
        Net cash used in investing activities                             (6,303)     (11,915)      (49,049)
                                                                      ----------   ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments from short-term borrowings                                       --           --        (3,453)
Purchases of treasury stock at cost                                       (1,807)      (8,191)       (8,965)
Proceeds from issuance of long-term debt                                 105,000      156,000       114,000
Proceeds from issuance of common stock                                        84           72             --
Payments on long-term debt                                              (102,020)    (131,064)     (117,836)
Payments of cash dividends                                                (1,307)      (1,262)       (1,460)
                                                                      ----------   ----------   -----------
        Net cash (used in) provided by financing activities                  (50)      15,555       (17,714)
                                                                      ----------   ----------   -----------
Effects of exchange rates on cash and cash equivalents                        15         (565)           --

Increase (decrease) in cash and cash equivalents                           1,562         (142)      (13,900)
Cash and cash equivalents, beginning of period                             6,238        6,380        20,280
                                                                      ----------   ----------   -----------
Cash and cash equivalents, end of period                              $    7,800   $    6,238   $     6,380
                                                                      ==========   ==========   ===========

Supplemental disclosure of cash flow information
Cash paid for:
   Income taxes, net                                                  $    3,708   $    7,326   $     8,708
   Interest, net of amounts capitalized                               $    5,532   $    3,917   $     3,866

   The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001, 2000 AND 1999

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Haggar Corp. (a Nevada corporation) and subsidiaries (the "Company") design, manufacture, import and market men's apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, and women's sportswear and dresses. The Company's products are sold to retail stores throughout the United States including major department stores, specialty stores and mass market retailers. The Company offers its premium men's apparel products under the Haggar -Registered Trademark- brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The Horizon Group. In addition, the Company offers retailers quality products bearing the retailer's own labels. Jerell, Ltd. ("Jerell"), a subsidiary acquired in 1999, offers women's apparel under various brand names. The Company's Haggar Direct, Inc., subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet malls throughout the United States. The Company's foreign operations are conducted through Haggar Apparel, Ltd. and Haggar Canada Co., which market the Company's branded products in Europe and Canada. Additionally, the Company derives royalty income from the use of its trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Mexico and the Dominican Republic.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. ("Clothing Co."), which is the main operating subsidiary, Haggar Direct, Inc., Haggar Apparel Ltd., Jerell Ltd., Haggar Japan Co., Ltd., Haggar Canada Co. and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and in the remaining notes.

PRIOR YEAR RECLASSIFICATION

Certain items in the prior year presentation have been reclassified to reflect the current year presentation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These cash equivalents are stated at cost, which approximates fair value.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are net of allowances for doubtful accounts of $968,000 and $785,000 at September 30, 2001 and 2000, respectively.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. One customer accounted for 22.8%, 25.4% and 24.8% of the Company's net sales during the years ended September 30, 2001, 2000 and 1999, respectively. The second largest customer accounted for 12.4%, 11.3% and 11.2% of the Company's net sales during 2001, 2000 and 1999, respectively. The next largest customer accounted for 10.6%, 8.1% and 7.6% of the Company's net sales during 2001, 2000, and 1999. No other customer accounted for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's larger customers could have a material adverse affect on the Company's results of operations. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has no long-term commitments or contracts with any of its customers.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at September 30, 2001 and 2000 (in thousands):

                                        2001                       2000
                                     ----------                  ----------
Piece goods                          $   11,947                  $   12,675
Trimming and supplies                     2,781                       3,017
Work-in-process                          14,068                      17,955
Finished garments                        68,930                      58,934
                                     ----------                  ----------
Total Inventories                    $   97,726                  $   92,581
                                     ==========                  ==========

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, consisted of the following at September 30, 2001 and 2000 (in thousands):

                                                          2001            2000
                                                       ----------     ---------
Land                                                   $    3,040     $   3,060
Buildings                                                  30,253        31,140
Furniture, fixtures and equipment                          88,373        94,844
Leasehold improvements                                     21,255        23,212
Construction in progress                                      455           503
                                                       ----------     ---------
Total                                                     143,376       152,759
Less: Accumulated depreciation and amortization           (91,401)      (93,196)
                                                       ----------     ---------
Net property, plant and equipment                      $   51,975     $  59,563
                                                       ==========     =========

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation and amortization using accelerated and straight-line methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, which are shown below:

      ASSET CLASSIFICATION                       ESTIMATED USEFUL LIFE
      --------------------                       ---------------------
      Buildings                                          15-40
      Furniture, fixtures and equipment                   3-7
      Leasehold improvements                         Life of Lease

LONG-LIVED ASSETS

Long-lived assets, including goodwill, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairments, if any, are measured based on the fair value of the related asset(s).

FAIR VALUES OF FINANCIAL INSTRUMENTS

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

ADVERTISING

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. For fiscal years 2001, 2000 and 1999, total advertising expense was $16.9 million, $18.8 million and $23.0 million, respectively, and is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

OTHER INCOME(EXPENSE)

Other income (expense) consisted of the following for the years ended September 30, 2001, 2000 and 1999 (in thousands):

                                                2001       2000         1999
                                               ------     -------     -------
Gain on disposal of property,
  plant and equipment                          $   64     $   867     $   577
Interest income                                    46          21         228
Other                                            (217)        482         408
                                               ------     -------     -------
     Total other income (expense), net         $ (107)    $ 1,370     $ 1,213
                                               ======     =======     =======

FOREIGN CURRENCY TRANSLATION

Non-U.S. assets and liabilities are translated into U.S. dollars using the year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Net foreign currency translation losses or gains for functional currencies that are not expected to reverse in a reasonable time period are recorded in the equity section of the balance sheet as comprehensive income. The net translation gain for fiscal 2001 was $15,000, which resulted from the exchange rate fluctuation in the UK.

NEW ACCOUNTING STANDARDS

Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs," requires disclosure of shipping, traffic and warehousing costs included in selling, general and administrative expenses. For fiscal years 2001, 2000 and 1999, such costs were $12.6 million, $10.4 million and $11.0 million, respectively.

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued to establish accounting and reporting standards for derivative instruments and hedging activities. The Company does not utilize derivative instruments nor does it perform hedging activities as defined in the new pronouncement. The Company adopted this new accounting standard in fiscal 2001, and there was no material effect to the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, did not significantly affect the Company's consolidated financial statements.

Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company will adopt the provisions of SFAS No. 142 on October 1, 2001. Goodwill amortization was approximately $1.5 million for fiscal 2001, none of which was deductible for tax purposes. The Company will complete its assessment of goodwill impairment by March 31, 2002. The impact of impairment, if any, would be recorded as a cumulative effect of a change in accounting principle during the second quarter of fiscal 2002.

The Financial Accounting Standards Board recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." The adoption of SFAS No. 143 and 144 will not have a significant effect on the consolidated financial statements.

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

2. ACQUISITION

On January 13, 1999, the Company, through its main operating subsidiary Haggar Clothing Co., acquired Jerell, Ltd., a company engaged in the design and marketing of women's apparel, for an aggregate acquisition cost of $43.6 million. The acquisition cost consisted of $36.9 million paid to the shareholders of Jerell, $0.4 million as consideration for a covenant not to compete to an executive officer, $4.7 million paid to a third party factor, and $1.6 million in expenses attributable to the acquisition. In conjunction with the acquisition, the Company received payments of notes receivable due from former stockholders of Jerell of $2.8 million and payments of $0.7 million from former stockholders of Jerell for tax withholdings and a tax refund of $0.8 million for net operating losses, resulting in a net acquisition cost of $39.3 million. The acquisition was accounted for under the purchase method.

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

                                                                             TWELVE MONTHS ENDED
      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                SEPTEMBER 30,
                                                                              -------------
                                                               2001               2000               1999
                                                               ----               ----               ----
      Net sales                                             $   444,570        $   432,855        $   448,542

      Net income (loss)                                     $    (8,670)             9,282              8,828

      Net Income (loss) per share - Diluted                 $     (1.34)       $      1.37        $      1.18

In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

      Fair value of assets acquired                         $  46,665
      Net cash paid for Jerell, Inc.                           39,317
                                                            ---------
      Liabilities assumed                                   $   7,348
                                                            =========

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

Options held by employees to purchase 1,585,363 common shares at prices ranging from $11.00 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 2001. The outstanding options for fiscal 2001 were not included in the diluted earnings per share calculation due to the net loss recorded during fiscal 2001.

Options held by employees to purchase 826,865 common shares at prices ranging from $12.875 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 2000. Options held by employees to purchase 820,865 common shares at prices ranging from $12.13 to $23.00 were not dilutive and were outstanding for the twelve months ended September 30, 1999. The outstanding options for fiscal 2000 and 1999 were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Diluted earnings per share were calculated as follows (in thousands, except per share data):

                                                                           TWELVE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                          -------------------------------------------------

                                                              2001               2000              1999
                                                          -----------        -----------        -----------
Net income (loss) to common stockholders                  $    (8,670)       $     9,282        $     9,398

Weighted average common shares outstanding                      6,485              6,733              7,437

Share equivalents, due to stock options                            --                 53                 28
                                                          -----------        -----------        -----------
                                                                6,485              6,786              7,465
                                                          ===========        ===========        ===========
Net income (loss) per share - Diluted                     $     (1.34)       $      1.37        $      1.26
                                                          ===========        ===========        ===========

4. DUE FROM FACTOR

The Company has a factoring agreement with GMAC for the purposes of providing credit administration for the Company. Under the terms of the factoring agreement, GMAC purchases substantially all of Jerell's specialty store accounts receivable without recourse with some loss sharing occurring in certain circumstances. The Company receives cash from GMAC when GMAC receives payment for the related receivables.

5.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows for the years ended September 30, 2001, 2000 and 1999 (in thousands):

                                                              2001               2000              1999
                                                          -----------        -----------        -----------
        Current federal income tax                        $       (87)       $     7,010        $     8,611
        Deferred federal income tax                            (2,182)              (620)            (2,922)
        State income tax                                          200                664                547
                                                          -----------        -----------        -----------
        Provision (benefit) for income taxes                  ($2,069)       $     7,054        $     6,236
                                                          ===========        ===========        ===========

Temporary differences and carryforwards, which give rise to a significant portion of net deferred income tax, are as follows (in thousands):

                                                                      2001                   2000
                                                                    --------               -------
   Deferred income tax assets:
        Workers' compensation accrual                             $   1,276              $   1,379
        Inventory cost capitalization and valuation                   3,287                  4,210
        Allowances for accounts receivable                            1,625                  1,983
        Health and life insurance accrual                               760                    503
        Reserve for reorganization                                    2,656                    189
        Accrued wages and other employee compensation                 1,136                  1,260
        Property, plant and equipment, net                            2,169                  1,029
        Other                                                         1,541                  1,731
                                                                    -------                -------
                                                                     14,450                 12,284
        Less - Valuation allowance                                     (291)                  (291)
                                                                    -------               -------
                                                                     14,159                 11,993
   Deferred income tax liability:
        Prepaid insurance                                              (124)                  (140)
                                                                    -------               -------
   Net deferred income tax asset                                     14,035                 11,853
        Less Current deferred tax benefit                           (11,290)               (10,624)
                                                                    -------                -------
        Long-term deferred tax asset                              $   2,745              $   1,229
                                                                    =======                =======

The provision (benefit) for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):

                                                              2001              2000              1999
                                                          -----------        -----------        -----------
        Tax computed at the
            statutory rate                                    ($3,758)       $     5,718        $     5,316
        State income taxes                                        200                664                547
        Tax credits utilized                                      (70)              (232)              (341)
        Non-deductible goodwill                                   507                507                367
        Foreign taxes                                           1,399                 --                 --
        Other                                                    (347)               397                347
                                                          -----------        -----------        -----------
        Provision (benefit) for income taxes                  ($2,069)       $     7,054        $     6,236
                                                          ===========        ===========        ===========

6.  LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2001 and 2000 (in thousands):

                                                                                   2001          2000
                                                                                ----------   ----------
       Borrowings under revolving credit line                                   $   36,000   $   29,000

       Industrial Development Revenue
             Bonds with interest at a rate equal to that of
             high-quality, short-term, tax-exempt obligations,
             as defined (2.4% and 5.6% at September 30, 2001 and
             2000, respectively) payable in annual installments
             of $100 to $200, and a final payment of $2,000 in
             2005, secured by certain buildings and equipment                        2,400        2,500
       Allstate notes                                                               14,285       17,857
       Other                                                                           674        1,022
                                                                                ----------   ----------
       Total Debt                                                                   53,359       50,379
       Less - Current portion                                                        4,021        4,046
                                                                                ----------   ----------
       Long-Term Debt                                                           $   49,338   $   46,333
                                                                                ==========   ==========

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $625,000 at September 30, 2001.

As of September 30, 2001, the Company had an unsecured revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Agreement was amended during fiscal 2001 to extend the maturity date to June 30, 2003. The Company had additional available borrowing capacity of approximately $45.0 million under this Agreement at September 30, 2001. The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity during the year ended September 30, 2001. The interest rates for the year ended September 30, 2001, ranged from 5.25% to 9.5%. The facility matures June 30, 2003. The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. The Agreement requires the Company to maintain a tangible net worth in excess of the tangible net worth of the preceding fiscal year plus 50% of the Company's consolidated net income, among other restrictions. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

Long-term debt also includes $14.3 million in senior notes. Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments through 2005. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Principal payments due during the next five years on debt are as follows (in thousands):

        YEARS ENDING SEPTEMBER 30,                           AMOUNT
        --------------------------                        ------------
        2002                                              $      4,021
        2003                                                    39,996
        2004                                                     3,671
        2005                                                     3,671
        2006                                                     2,000
        Thereafter                                                  --
                                                          ------------
                                                          $     53,359
                                                          ============

7.  LEASES AND OTHER COMMITMENTS

OPERATING LEASES

The Company leases certain of its manufacturing, computer and automotive equipment under agreements that expire at various dates through 2010 and contain options to renew at various terms. The following is a schedule of future minimum rental payments required under operating leases at September 30, 2001 (in thousands):

        YEARS ENDING SEPTEMBER 30,                           AMOUNT
        --------------------------                        ------------
        2002                                              $      7,676
        2003                                                     6,457
        2004                                                     5,069
        2005                                                     3,772
        2006                                                     2,383
        Thereafter                                               1,599
                                                          ------------
                                                          $     26,956
                                                          ============

Rental expense was $8.5 million, $8.4 million and $7.7 million in the years ended September 30, 2001, 2000 and 1999, respectively.

COMMITMENTS AND CONTINGENCIES

The Company had approximately $24.5 million in outstanding letters of credit at September 30, 2001, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company has appealed the original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial statements.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

8.  REORGANIZATION

2001 REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. The Company's decision to close its Edinburg facility was made in conjunction with the Company's continuing strategy to source its production internationally. The employment of 595 employees at the Edinburg plant terminated in conjunction with the closure, which occurred on May 10, 2001. Severance and other employee related payments of $4.9 million had been made as of September 30, 2001, and all other employee termination costs are expected to be paid by the end of fiscal 2003. Employee termination and related costs were reduced by $1.2 million in the fourth quarter primarily due to lower than expected medical costs related to terminated employees. In conjunction with the Edinburg closure, the net book value of the manufacturing facility and equipment was written off as the net realizable value of such assets was expected to be insignificant.

Due to unfavorable retail conditions in Japan, the Company decided to terminate its operations in Japan, which has been completed. Severance costs related to the Japan closure were insignificant. Reserves necessary to write down the operation's receivables and inventory were originally estimated to be $1.0 million and were increased by $0.8 million in the fourth quarter due to lower than anticipated recoveries of the related inventory and receivables.

During the second quarter of fiscal 2001, the Company recorded an $8.6 million charge for legal expenses, of which $1.6 million was due to a cash settlement for certain claims and the remaining $7.0 million was due to management's estimate of the expected loss for unsettled claims against the Company, including two jury verdicts totaling $5.2 million which have been returned against subsidiaries of the Company and are currently on appeal. Many of the legal claims against the Company relate to claims for wrongful discharge and common law tort by former employees of the Company's sewing facilities in south Texas that were closed in previous years. Due to the closure of the Company's last manufacturing facility in south Texas, management believes that the likelihood of adverse outcomesrelated to such claims has increased significantly. Accordingly, the Company has recorded its best estimate of future costs for such claims.

The reorganization costs before tax are summarized as follows (in millions):

                                        BALANCE         PAYMENTS AND                             BALANCE
                                     MARCH 31, 2001      WRITE-OFFS        ADJUSTMENTS       SEPTEMBER 30, 2001
                                    ---------------   ----------------   ---------------    -------------------
   Employee termination and           $       8.1       ($     4.9)      ($      1.2)          $     2.0
   related costs
   Plant and equipment                        3.1       (      2.8)             (0.3)                 --
   impairment
   Other asset write-downs                    1.0       (      1.8)              0.8                  --

   Legal costs                                8.6       (      2.3)               --                 6.3
                                    ---------------   ----------------   ---------------    -------------------
   Total Reorganization Costs         $      20.8       ($    11.8)      ($      0.7)           $    8.3
                                    ===============   ================   ===============    ===================

1996 REORGANIZATION

The Company paid restructuring charges of $1.4 million in fiscal 1999. The remaining restructuring reserve of approximately $1.6 million relates to legal issues resulting from the restructuring and is expected to be paid upon completion of appeals that could occur as early as September 30, 2002.

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

Participants may contribute, subject to IRS limits, from 1% to 15% of their compensation to the Plan under Internal Revenue Code Section 401(k) ("401(k) Contributions"). Participant 401(k) Contributions are 100% vested at the date they are contributed. The Company matches 401(k) contributions, subject to IRS limits, up to 50% of each participant's 401(k) contribution and up to 6% of the participant's compensation. The Company's matching 401(k) contributions vest over a period of three years. The Company also may make a discretionary profit sharing contribution as a percent of the participant's eligible compensation. The Company's discretionary profit sharing contributions vest over a period of seven years. The Company has contributed approximately $1.1 million, $1.4 million, and $1.2 million for the years ended September 30, 2001, 2000, and 1999, respectively.

The Company also has an Employee Benefits Trust (the "Trust") to provide eligible employees of the Company, as defined, with certain welfare benefits. Trust contributions are made by the Company, as defined by the Trust agreement. The Company contributed approximately $6.6 million, $6.9 million, and $5.7 million to the Trust for the years ended September 30, 2001, 2000 and 1999, respectively.

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," sets standards of financial accounting and reporting for an employer that provides postretirement benefits other than pensions to its employees. Although the Company provides welfare benefits to a limited number of eligible retired employees, as defined, such benefits have been insignificant for the years ended September 30, 2001, 2000 and 1999. Additionally, such benefits are expected to be insignificant in future years.

The Company has a noncompensatory employee stock purchase plan to provide employees with a convenient way to acquire Company stock through payroll deductions. Substantially all employees meeting limited employment qualifications may participate in the stock purchase plan.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In order to provide supplemental retirement benefits and preretirement death benefits to select executive officers, the Company formed the Haggar Corp. Supplemental Executive Retirement Plan ("SERP"). At retirement age, as defined in the SERP, each participant will be entitled to a life annuity benefit (if married, a joint and 50% survivor annuity) equal to 65% of the participant's average total compensation during the three prior fiscal years, reduced by any Company-provided benefit under the existing deferred annuity program. If a participant dies before retirement, the surviving spouse or other beneficiary will receive a death benefit equal to $400,000 per year payable annually for 10 years.

The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments will have been accrued. The liability for recording the SERP was $1.8 million and $0.9 million at September 30, 2001 and 2000, respectively. The Company has established a trust to which the Company is contributing cash to purchase variable life insurance policies insuring each participant. During fiscal 2001 and 2000, the Company contributed $0.7 million and $ 2.0 million to the trust for the payment of premiums on variable life policies insuring two executive officers.

LONG-TERM INCENTIVE PLAN

The Company has a long-term incentive plan which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The long-term incentive plan allows for 1,750,000 shares to be granted. The following table summarizes the changes in common stock options in fiscal 2001, 2000 and 1999:

                                                                                                    WEIGHTED AVERAGE
                                                                                    SHARES           EXERCISE PRICE
                                                                                   ----------       ----------------
           Options outstanding as of September 30, 1998                            1,210,821           $    13.18

           Options granted                                                            37,000           $    11.50
           Options canceled                                                          (52,456)          $    15.14
                                                                                   ----------
         Options outstanding as of September 30, 1999                              1,195,365           $    13.05

           Options granted                                                           398,000           $    11.04
           Options canceled                                                           (6,000)          $    11.00
                                                                                   ----------
         Options outstanding as of September 30, 2000                              1,587,365           $    12.55

           Options granted                                                             6,000           $    12.00
           Options exercised                                                          (8,002)          $    11.00
                                                                                   ----------
         Options outstanding as of September 30, 2001                              1,585,363           $    12.56
         Options available for grant as of September 30, 2001                        109,742
         Options exercisable as of September 30, 2001                              1,290,739           $    12.87

As of September 30, 2001, 1,567,363 options with exercise prices ranging from $11.00 to $15.88 were outstanding with a weighted average remaining contractual life of approximately 5.4 years and a weighted average exercise price of $12.46. Of these options, 1,272,739 were exercisable with a weighted average exercise price of $12.76.

As of September 30, 2001, 18,000 options with exercise prices ranging from $19.25 to $23.00 were outstanding and exercisable with a weighted average remaining contractual life of approximately 2.3 years and a weighted average exercise price of $20.92.

The number of options exercisable as of September 30, 2000 and 1999 were 973,143 and 761,468, respectively. The weighted average exercise price of these exercisable options was $13.18 and $13.30, respectively.

The Company accounts for the stock option plans under Accounting Principles Board Opinion No. 25, under which no compensation has been recognized. Had compensation costs for these options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                 2001         2000         1999
                                              ----------   ----------   ----------
Net Income (Loss):
        As reported                           ($   8,670)  $    9,282   $    9,398
        Pro Forma                             ($   9,172)  $    7,879   $    7,799
Net Income (Loss) per share on
   a diluted basis
        As reported                           ($    1.34)  $     1.37   $     1.26
        Pro Forma                             ($    1.41)  $     1.16   $     1.05

The fair value of each option grant of $5.96, $5.96 and $6.13 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 6.3%, 6.2% and 6.4%, expected lives of five years; expected volatility of 40.6%, 39.2% and 43.6%, expected dividend rate of $0.20.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Haggar Corp.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Haggar Corp. (a Nevada corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated November 1, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             Arthur Andersen LLP

Dallas, Texas,
November 1, 2001

                                                                      SCHEDULE I
                                                                     Page 1 of 2

                          HAGGAR CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HAGGAR CORP. (PARENT COMPANY)
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                              2001         2000
                                                                           ----------   -----------
  ASSETS:
  Investment in subsidiaries                                               $   54,101   $   71,479
  Note receivable from Haggar Clothing Co.                                 $  149,714      138,775
                                                                           ----------   ----------
  Total Assets                                                             $  203,815   $  210,254
                                                                           ==========   ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Dividend payable and other current liabilities                           $      320   $      327
  Due to subsidiaries                                                          51,396       46,143
                                                                           ----------   ----------
    Total current liabilities                                                  51,716       46,470
  STOCKHOLDERS' EQUITY:
   Common stock                                                                   859          858
   Additional paid-in capital                                                  42,014       41,931
   Retained earnings                                                          134,310      144,287
   Cumulative translation adjustment                                             (550)        (565)
   Less - treasury stock                                                      (24,534)     (22,727)
                                                                           ----------   ----------
    Total stockholders' equity                                                152,099      163,784
                                                                           ----------   ----------
  Total Liabilities and Stockholders Equity                                $  203,815   $  210,254
                                                                           ==========   ==========

                                                                      SCHEDULE I
                                                                     Page 2 of 2

                          HAGGAR CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HAGGAR CORP. (PARENT COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                    2001         2000         1999
                                                 -----------  ----------   ----------
Equity in earnings of subsidiaries               ($  14,428)  $    2,890   $    2,380

Interest income                                       9,081       10,081       10,925
Income tax provision                                  3,323        3,689        3,907
                                                 -----------  ----------   ----------
   Net income (loss)                             ($   8,670)  $    9,282   $    9,398
                                                 ===========  ==========   ==========

                                                                     SCHEDULE II

                          HAGGAR CORP. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                     AS OF SEPTEMBER 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)



                                          BALANCE AT    CHARGES TO                             BALANCE AT
                                         BEGINNING OF   COSTS AND                                END OF
                                            PERIOD      EXPENSES       PAYMENTS   DEDUCTIONS     PERIOD
                                         ------------   ----------   -----------  -----------  -----------
September 30, 2001:
  Reorganization Costs - 2001              $       --   $   20,800      ($7,200)  ($5,250)     $    8,350
  Allowance for doubtful accounts                 785          183           --        --              968
  Restructuring Charge - 1996                   1,566           --           --        --            1,566
  SFAS No. 109 valuation allowance                291           --           --        --              291

September 30, 2000:
  Allowance for doubtful accounts          $    1,736   $      368      $    --   ($1,319)     $       785
  Restructuring change - 1999                   1,700           --       (1,700)       --               --
  Restructuring Charge - 1996                   1,566           --           --        --            1,566
  SFAS No. 109 valuation allowance                291           --           --        --              291

September 30, 1999:
  Allowance for doubtful accounts (1)      $      906   $    1,018      $    --     ($188)     $     1,736
  Restructuring Charge - 1999                      --        1,700           --        --            1,700
  Restructuring Charge - 1996                   3,000           --       (1,434)       --            1,566
  SFAS No. 109 valuation allowance                250           41           --        --              291

(1) September 30, 1999, includes Jerell, Inc. allowance for doubtful accounts of $480.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)   (1)     FINANCIAL STATEMENTS

                                                                                                              Pages

              Report of Independent Public Accountants.                                                          16
              Consolidated Statements of Operations,
                 Years Ended September 30, 2001, 2000 and 1999.                                                  17
              Consolidated Balance Sheets, at September 30, 2001 and 2000.                                       18
              Consolidated Statements of Stockholders' Equity,
                 Years Ended September 30, 2001, 2000 and 1999.                                                  19
              Consolidated Statements of Cash Flows,
                 Years Ended September 30, 2001, 2000, and 1999.                                                 20
              Notes to Consolidated Financial Statements.                                                     21-33

      (2)     FINANCIAL STATEMENT SCHEDULES

              Report of Independent Public Accountants.                                                          34
              Schedule I - Condensed Financial Information of Registrant -
                 Haggar Corp. (Parent Company).                                                               35-36
              Schedule II - Valuation and Qualifying Accounts.                                                   37

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

                 3(b) Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)

                 3 Amended Section 1 of Article II of the Amended and Restated Bylaws of the Company. (Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 31, 2001 [File No. 0-20850].)

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

                 4(c) Amendment No. 1 to Stockholders' Rights Agreement. (Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 31, 2001 [File No. 0-20850].)

                 4(d) Note Purchase Agreement dated December 22, 1994, among Haggar Apparel Company, Haggar Corp. and Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

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

                 4(i) Note No. 5 dated December 22, 1994, in original principal amount of $1,000,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)

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

                 10(k) Seventh Amendment to First Amended and Restated Credit Agreement dated May 28, 1999, between the company and Chase Bank of Texas, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. [File No. 0-20850].)

                 10(l) Eighth Amendment to First Amended and Restated Credit Agreement dated May 11, 2001, between the Company and Chase Manhattan Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 0-20850].)

                 10(m) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and J. M. Haggar, III, Chief Executive Officer.

                 10(n) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Frank D. Bracken, President.

                 10(o) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Tehle, Executive Vice President.

                 10(p) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Alan Burks, Executive Vice President.

                 10(q) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Roy, Executive Vice President.

                 21     Significant subsidiary of the company.

                 23     Consent of independent public accountants.

      (b)     REPORTS ON FORM 8-K

              During the last quarter of fiscal 2001, the Company filed a Current Report on Form 8-K on July 25, 2001, to report updated financial projections under Item 9 and filed a Current Report on Form 8-K on August 31, 2001, to report amendments to its Amended and Restated Bylaws and its Stockholders' Rights Agreement under
              Item 5.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HAGGAR CORP.
                                            (Registrant)


                              By:   /s/     DAVID M. TEHLE
                                  ----------------------------------------------
                                        David M. Tehle, November 16, 2001
                                   (EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                         OFFICER,SECRETARY, TREASURER)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                      Title                       Date
----------------------------  -----------------------------  -------------------


/s/      J. M. HAGGAR, III    Chairman and                   November 16, 2001
----------------------------  Chief Executive Officer
         J. M. Haggar, III    (Principal Executive Officer)


/s/      FRANK D. BRACKEN     Director, President and        November 16, 2001
----------------------------  Chief Operating Officer
         Frank D. Bracken


/s/      DAVID M. TEHLE       Executive Vice President and   November 16, 2001
----------------------------  Chief Financial Officer,
         David M. Tehle       Secretary and Treasurer
                              (Principal Financial and
                              Accounting Officer)


/s/      JOHN C. TOLLESON     Director                       November 16, 2001
----------------------------
         John C. Tolleson


/s/      RAE EVANS            Director                       November 16, 2001
----------------------------
         Rae Evans


/s/      NORMAN E. BRINKER    Director                       November 16, 2001
----------------------------
         Norman E. Brinker

                          HAGGAR CORP. AND SUBSIDIARIES

                           INDEX TO ATTACHED EXHIBITS

        EXHIBIT

                 10(m) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and J. M. Haggar, III, Chief Executive Officer.

                 10(n) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Frank D. Bracken, President.

                 10(o) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Tehle, Executive Vice President.

                 10(p) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Alan Burks, Executive Vice President.

                 10(q) Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Roy, Executive Vice President.

                 21     Significant Subsidiary of the Company

                 23     Consent of Independent Public Accountants