Form 10-Q
period 2001-12-31
HAGGAR CORP
filed 2002-02-04
CIK 892533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

                               ---------------

(Mark One)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

                                       OR

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

            Yes __X__                                       No _____

As of February 4, 2002, there were 6,355,795, shares of the Registrant's Common Stock outstanding.

                       HAGGAR CORP. AND SUBSIDIARIES

                                     INDEX

Part I. Financial Information

  Item 1.  Financial Statements

    Consolidated Statements of Operations
    (Three months ended December 31, 2001 and 2000)                          3

    Consolidated Balance Sheets
    (As of December 31, 2001 and September 30, 2001)                         4

    Consolidated Statements of Cash Flows
    (Three months ended December 31, 2001 and 2000)                          5

    Notes to Consolidated Financial Statements                            6-10

  Item 2.  Management's Discussion and Analysis of Financial Condition
           andResults of Operations                                      10-14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk       14

Part II. Other Information.

  Item 6.  Exhibits and Reports on Form 8-K                                 15

Signature                                                                   15

                        HAGGAR CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended
                                                               December 31,
                                                          --------------------
                                                             2001       2000
                                                          ---------  ---------
Net sales                                                 $  99,330  $  99,856

Cost of goods sold                                           68,736     66,970

Gross profit                                                 30,594     32,886

Selling, general and administrative expenses                (29,906)   (32,435)

Royalty income, net                                             395        450
                                                          ---------  ---------

Operating income                                              1,083        901

Other income, net                                                40         30

Interest expense                                             (1,011)      (968)
                                                          ---------  ---------

Income (loss)  before provision for income taxes
  and cumulative effect of accounting change                    112        (37)

Provision for income taxes                                       40        108
                                                          ---------  ---------

Income (loss) before cumulative effect of accounting
  change                                                  $      72  $    (145)

Cumulative effect of accounting change                      (15,578)         -
                                                          ---------  ---------

Net income (loss)                                         $ (15,506) $    (145)
                                                          =========  =========

Income (loss) per common share before cumulative effect
  of accounting change - Basic and Diluted                $    0.01  $   (0.02)

Cumulative effect of accounting change per common
  share - Basic and Diluted                               $   (2.44) $       -

Net income (loss) per common share - Basic and Diluted    $   (2.43) $   (0.02)

Weighted average number of common shares
  outstanding - Basic                                         6,381      6,527
                                                          =========  =========
Weighted average number of common shares
  and common share-equivalents outstanding - Diluted          6,381      6,527
                                                          =========  =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                         December 31,
                                                            2001      September 30,
                                                         (unaudited)      2001
                                                         -----------    --------
ASSETS
Current assets:
  Cash and cash equivalents                               $  4,372      $  7,800
  Accounts receivable, net                                  40,250        69,047
  Due from factor                                            1,634         2,252
  Inventories                                              110,067        97,726
  Deferred tax benefit                                      11,290        11,290
  Other current assets                                       4,226         2,215
                                                          --------      --------
    Total current assets                                   171,839       190,330

Property, plant, and equipment, net                         50,538        51,975
Goodwill, net                                                9,472        25,050
Other assets                                                 7,646         7,870
                                                          --------      --------
Total assets                                              $239,495      $275,225
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 25,754      $ 35,645
  Accrued liabilities                                       24,023        25,374
  Accrued wages and other employee compensation              2,547         5,103
  Accrued workers' compensation                              2,596         3,645
  Current portion of long-term debt                          3,993         4,021
                                                          --------      --------
    Total current liabilities                               58,913        73,788

Long-term debt                                              44,700        49,338
                                                          --------      --------
  Total liabilities                                        103,613       123,126

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.10 per share; 25,000,000
  shares authorized;  8,591,000 shares issued at
  December 31, 2001 and September 30, 2001, respectively.      859           859
Additional paid-in capital                                  42,014        42,014
Cumulative translation adjustment                             (591)         (550)
Retained earnings                                          118,485       134,310
                                                          --------      --------
                                                           160,767       176,633
Less - Treasury stock, 2,235,205 and 2,203,705 shares
   at cost at December 31, 2001 and September 30, 2001,
   respectively.                                           (24,885)      (24,534)
                                                          --------      --------
    Total stockholders' equity                             135,882       152,099
                                                          --------      --------
Total liabilities and stockholders' equity                $239,495      $275,225
                                                          ========      ========

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)

                                                                  Three Months Ended
                                                                     December 31,
                                                                ---------------------
                                                                   2001         2000
                                                                ----------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (15,506)   $  (145)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Cumulative effect of accounting change                            15,578          -
  Depreciation and amortization                                      2,182      3,152
  Changes in assets and liabilities:
    Accounts receivable, net                                        28,797     21,333
    Due from factor                                                    618     (1,253)
    Inventories                                                    (12,341)    (8,597)
    Other current assets                                            (2,011)      (722)
    Accounts payable                                                (9,891)    (4,363)
    Accrued liabilities                                             (1,351)    (6,218)
    Accrued wages, workers compensation and other employee
     compensation                                                   (3,605)    (5,522)
                                                                ----------    -------
      Net cash provided by (used in) operating activities            2,470     (2,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net                      (745)      (833)
Decrease (increase) in other assets                                    224       (491)
                                                                ----------    -------
      Net cash used in investing activities                           (521)    (1,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock at cost                                    (351)      (554)
Proceeds from issuance of long-term debt                            16,000     31,000
Proceeds from issuance of common stock                                   -         62
Payments on long-term debt                                         (20,666)   (24,794)
Payments of cash dividends                                            (319)      (324)
                                                                ----------    -------
      Net cash (used in) provided by financing activities           (5,336)     5,390

Effects of exchange rates on cash and cash equivalents                 (41)      (194)

(Decrease) Increase in cash and cash equivalents                    (3,428)     1,537
Cash and cash equivalents, beginning of period                       7,800      6,238
                                                                ----------    -------
Cash and cash equivalents, end of period                        $    4,372    $ 7,775
                                                                ==========    =======

Supplemental disclosure of cash flow information
Cash paid for:
  Interest                                                      $    1,316    $ 1,571
  Income taxes                                                  $      105    $ 2,128

                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                        HAGGAR CORP. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS.

The consolidated balance sheet as of December 31, 2001, and the consolidated statements of operations and cash flows for the three months ended December 31, 2001 and 2000, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 2001, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

CONCENTRATIONS OF CREDIT RISK.

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 23.1% and 25.4% of the Company's net sales for the three months ended December 31, 2001 and 2000, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 15.7% and 11.5% of the Company's net sales for the three months ended December 31, 2001 and 2000, respectively.
No other customer accounted for more than 10% of the Company's net sales.
The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 143 and 144 is not expected to have a material affect on the consolidated financial statements.

INVENTORIES.

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 2001, and September 30, 2001 (in thousands):

                                          December 31,     September 30,
                                             2001              2001
                                          ------------     -------------
    Piece goods                           $  12,326         $  11,947
    Trimmings & supplies                      2,785             2,781
    Work-in-process                          13,208            14,068
    Finished garments                        81,748            68,930
                                          ---------         ---------
                                          $ 110,067         $  97,726
                                          =========         =========

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

GOODWILL

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, the Company's women's wear subsidiary. Subsequent to the acquisition, pricing pressures and a weak retail environment for women's apparel have resulted in a revised earnings forecast for Jerell. In order to determine the fair value of goodwill, the Company obtained an independent appraisal which considered both prices of comparable businesses and the discounted value of projected cash flows.

The change in the carrying amount of goodwill for the three months ended December 31, 2001 is as follows:

Balance as of October 1, 2001          $  25,050
Impairment loss under SFAS No. 142       (15,578)
                                       ---------
Balance as of December 31, 2001        $   9,472
                                       =========

The following reflects the Company's income (loss) before cumulative effect of accounting change and net income (loss) adjusted to exclude goodwill amortization for all periods presented.

                                                      Three Months    Three Months
                                                         Ended           Ended
                                                        12/31/01        12/31/00
                                                        --------        --------
Income (loss) before cumulative effect of
  accounting change                                   $         72    $      (145)
Add back:  goodwill amortization                                 -            375
                                                      ------------    -----------
Adjusted income (loss) before cumulative effect
    of accounting change                              $         72    $       230
                                                      ============    ===========

Basic and diluted earnings per share:

Income (loss) before cumulative effect of
  accounting change                                   $       0.01    $     (0.02)
Add back:  goodwill amortization                                 -           0.06
                                                      ------------    -----------
Adjusted income (loss) before cumulative effect of
  accounting change                                   $       0.01    $      0.04
                                                      ============    ===========

Reported net loss                                     $    (15,506)   $      (145)
Add back:  goodwill amortization                                 -            375
                                                      ------------    -----------
Adjusted net income (loss)                            $    (15,506)   $       230
                                                      ============    ===========

Basic and diluted earnings per share:

Reported net loss                                     $      (2.43)   $     (0.02)
Add back:  goodwill amortization                                 -           0.06
                                                      ------------    -----------
Adjusted net income (loss)                            $      (2.43)   $      0.04
                                                      ============    ===========

LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2001, and September 30, 2001 (in thousands):

                                                 December 31,  September 30,
                                                     2001          2001
                                                 ------------  -------------
  Borrowings under revolving credit line          $  35,000      $  36,000
  Industrial Development Revenue
    Bonds with interest at a rate equal
    to that of high-quality, short-term,
    tax-exempt obligations, as defined
    (1.8%  at December 31, 2001 and 2.4 %
    at September 30, 2001),
    payable in annual installments of
    $100 to $200 and a final payment of
    $2,000 in 2005, secured by
    certain buildings and equipment                   2,300          2,400
  Allstate notes                                     10,714         14,285
  Other                                                 679            674
                                                  ---------      ---------
                                                     48,693         53,359
  Less - Current portion                              3,993          4,021
                                                  ---------      ---------
                                                  $  44,700      $  49,338
                                                  =========      =========


Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $595,000 at December 31, 2001.

As of December 31, 2001, the Company had a revolving credit line agreement (the "Agreement") with certain banks subject to certain borrowing base limitations. The Company had additional available borrowing capacity of approximately $49.0 million under this Agreement at December 31, 2001. The Company incurred approximately $38,000 in commitment fees related to the available borrowing capacity during the quarter ended December 31, 2001. The interest rates for the quarter ended December 31, 2001, ranged from 3.47% to 6.0%. The facility will mature June 30, 2003, unless renewed and is unsecured. The Agreement prohibits the Company from pledging its account receivables and inventories, contains limitations on incurring additional indebtedness and requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company to maintain net worth in excess of the net worth of the preceding fiscal year plus 50% of the Company's consolidated net income ($121.9 million as of December 31, 2001). The Company's main operating subsidiary, Haggar Clothing Co., must maintain net worth of $40.0 million. The Company amended the Agreement on January 9, 2002, to exclude from the computation of Haggar Clothing Co.'s net worth the $15.6 million non-cash cumulative effect of accounting change related to SFAS No. 142. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

Long-term debt also includes $10.7 million in senior notes. Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments through 2005. The terms and conditions of the note purchase agreement governing the senior notes include restriction on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. The Company's decision to close its Edinburg facility was made in conjunction with the Company's continuing strategy to source its production internationally. Severance and other employee related payments of $5.3 million have been made as of December 31, 2001, and all other employee termination costs are expected to be paid by the end of fiscal 2003.

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

The reorganization costs before tax are summarized as follows (in millions):

                                                   Balance                        Balance
                                              September 30, 2001   Payments   December 31, 2001
                                              ------------------   --------   -----------------
Employee termination and related costs                    $  2.0    $  (0.4)             $  1.6

Legal costs                                                  6.3       (0.1)                6.2
                                                          ------    -------              ------

Total Reorganization Costs                                $  8.3    $  (0.5)             $  7.8
                                                          ======    =======              ======

COMMITMENTS AND CONTINGENCIES

The Company had approximately $30.0 million in outstanding letters of credit at December 31, 2001, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

SUBSEQUENT EVENTS

WESLACO

The Company announced in January 2002 that it will close its Weslaco, Texas cutting facility over the next three to four months. This closure, which impacts 134 employees, is part of the Company's ongoing restructuring of its manufacturing processes due to competitive pressures in the global market place. The Company believes the charge to operations will range from $0.6 million to $1.0 million for the related employee severance costs and equipment write-offs.

DIVIDEND DECLARED

On January 22, 2002, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 4, 2002. The dividend of approximately $319,000 will be paid on February 18, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

RESULTS OF OPERATIONS

The Company's first quarter fiscal 2002 net loss of $15.5 million was higher
than the net loss of $0.1 million in the first quarter fiscal 2001.   The
variance in the net loss relates mainly to the $15.6 million cumulative effect of the accounting change recorded as a result of adopting SFAS No. 142.

Net sales for the first quarter of fiscal 2002 were $99.3 million compared to $99.9 million for the first quarter of fiscal 2001.

Gross profit as a percentage of net sales decreased in the first quarter of fiscal 2002 to 30.8% compared to 32.9% in the first quarter of the prior fiscal year. Gross profit decreased mainly due to lower selling prices resulting from continued price pressures at retail.

Selling, general and administrative expenses as a percentage of net sales decreased to 30.1% in the first quarter of fiscal 2002 compared to 32.5% in the first quarter of fiscal 2001. Actual selling, general and administrative expenses decreased $2.5 million for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The overall decrease in selling, general and administrative expenses from fiscal 2001 relates to decreases in selling, marketing, and advertising costs of $5.0 million and reduced expenses of $0.6 million related to the closing of Japan operations in fiscal 2001. The decreases are partially offset by expenses attributable to licensing activities of $0.9 million, increased property insurance, healthcare, and other employee benefit costs of $2.2 million.

Royalty income for the first quarter of fiscal 2002 decreased slightly from the first quarter of fiscal 2001, primarily due to reduced domestic licensee sales.

GOODWILL

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, the Company's women's wear subsidiary. Subsequent to the acquisition, pricing pressures and a weak retail environment for women's apparel have resulted in a revised earnings forecast for Jerell. In order to determine the fair value of goodwill, the Company obtained an independent appraisal which considered both prices of comparable businesses and the discounted value of projected cash flows.

The change in the carrying amount of goodwill for the three months ended December 31, 2001 is as follows:

Balance as of October 1, 2001          $  25,050
Impairment loss under SFAS No. 142       (15,578)
                                       ---------
Balance as of December 31, 2001        $   9,472
                                       =========

The following reflects the Company's income (loss) before cumulative effect of accounting change and net income (loss) adjusted to exclude goodwill amortization for all periods presented.

                                                 Three Months             Three Months
                                                    Ended                    Ended
                                                   12/31/01                 12/31/00
                                                   --------                 --------
Income (loss) before cumulative effect of
  accounting change                                $     72                 $   (145)
Add back:  goodwill amortization                          -                      375
                                                   --------                 --------
Adjusted income (loss) before cumulative effect
  of accounting change                             $     72                 $    230
                                                   ========                 ========

Basic and diluted earnings per share:

Income (loss) before cumulative effect of
  accounting change                                $   0.01                 $  (0.02)
Add back:  goodwill amortization                          -                     0.06
                                                   --------                 --------
Adjusted income (loss) before cumulative effect of
  accounting change                                $   0.01                 $   0.04
                                                   ========                 ========

Reported net loss                                  $(15,506)                $   (145)
Add back:  goodwill amortization                          -                      375
                                                   --------                 --------
Adjusted net income (loss)                         $(15,506)                $    230
                                                   ========                 ========

Basic and diluted earnings per share:

Reported net loss                                  $  (2.43)                $  (0.02)
Add back:  goodwill amortization                          -                     0.06
                                                   --------                 --------
Adjusted net income (loss)                         $  (2.43)                $   0.04
                                                   ========                 ========

REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. The Company's decision to close its Edinburg facility was made in conjunction with the Company's continuing strategy to source its production internationally. Severance and other employee related payments of $5.3 million have been made as of December 31, 2001, and all other employee termination costs are expected to be paid by the end of fiscal 2003.

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

The reorganization costs before tax are summarized as follows (in millions):

                                                Balance                         Balance
                                           September 30, 2001   Payments   December 31, 2001
                                           ------------------   --------   -----------------
Employee termination and related costs                 $  2.0    $  (0.4)             $  1.6

Legal costs                                               6.3       (0.1)                6.2
                                                       ------    -------              ------

Total Reorganization Costs                             $  8.3    $  (0.5)             $  7.8
                                                       ======    =======              ======

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risks as most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable decreased approximately $28.8 million to $40.2 million at December 31, 2001, from $69.0 million at September 30, 2001. The decreases in trade accounts receivable from September 30, 2001 is primarily the result of seasonality consistent with the same quarter of the prior year. In addition, the Company's due from factor decreased from $2.2 million at September 30, 2001, to $1.6 million at December 31, 2001. The decrease in due from factor relates to decreased sales in the specialty store women's wear division.

Inventories as of December 31, 2001, increased to $110.1 million from $97.7 million at September 30, 2001. The increase in inventory levels during the first quarter of fiscal 2002 is due to an increase in finished goods in anticipation of higher forecasted sales for the second quarter of fiscal 2002.

The Company has a revolving credit line facility with certain banks. As of December 31, 2001, the Company had available additional borrowing capacity of approximately $49.0 million under that facility. The Company incurred approximately $38,000 in commitment fees related to the available borrowing capacity during the first quarter of fiscal 2002. The interest rates during the first quarter of fiscal 2002 ranged from 3.47% to 6.0%. The facility will mature June 30, 2003, with a one-year renewal at the option of the banks.

The Company provided cash from operating activities for the three months ended December 31, 2001, primarily as a result of a net reduction in accounts receivable and due from factor of $29.4 million offset by decreases in accounts payable and accrued liabilities of $14.8 million and an increase in inventories of $12.3 million. The Company used cash in investing activities of $0.5 million during the first three months of fiscal 2002 mainly for the purchase of property, plant, and equipment of $0.7 million. Cash flows used in financing activities of $5.3 million for the three months ended December 31, 2001, were primarily the result of a net decrease in long-term debt of $4.7 million.

By comparison, the Company used cash in operating activities for the three months ended December 31, 2000, primarily as a result of an increase in inventories of $8.6 million, decreases in accounts payable and accrued liabilities of $16.1 million and offset by a reduction in accounts receivable and due from factor of $20.1 million. The Company used cash in investing activities of $1.3 million during the first three months of fiscal 2001 mainly for the purchase of property, plant and equipment of $0.8 million. Cash flows provided by financing activities of $5.4 million for the three months ended December 31, 2000, were primarily as the result of a net increase in long-term debt of $6.2 million to fund ongoing operations, offset by dividends and the purchase of treasury stock.

The Company believes that the cash flows generated from operations and the funds available under the foregoing credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

COMMITMENTS AND CONTINGENCIES

The Company had approximately $30.0 million in outstanding letters of credit at December 31, 2001, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 143 and 144 is not expected to have a material affect on the consolidated financial statements.

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

SUBSEQUENT EVENTS

WESLACO

The Company announced in January 2002 that it will close its Weslaco, Texas cutting facility over the next three to four months. This closure, which impacts 134 employees, is part of the Company's ongoing restructuring of its manufacturing processes due to competitive pressures in the global market place. The Company believes the charge to operations will range from $0.6 million to $1.0 million for the related employee severance costs and equipment write-offs.

DIVIDEND DECLARED

On January 22, 2002, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 4, 2002. The dividend of approximately $319,000 will be paid on February 18, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments. The Company is exposed to interest rate risk primarily through its borrowing activities. As of December 31, 2001, the Company had $35.0 million outstanding under its revolving credit line agreement and $10.7 million in senior notes payable. See Item 1. - Notes to Consolidated Financial Statements - Long-term Debt for additional discussion of the terms of the Company's credit facility and the senior notes payable. The fair values of the borrowings under the revolving credit line and the senior notes approximate the carrying values of the respective obligations.

PART II.  OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 10 (a) Ninth Amendment to First Amended and Restated Credit Agreement dated January 9, 2002, between the Company and Chase Manhattan Bank, as agent for a bank syndicate.

(b) A Form 8-K was filed on November 7, 2001. The Form 8-K filed related to the Company's projections under Item 9.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Haggar Corp.,



Date: February 4, 2002                 By: /s/ David M. Tehle
                                           --------------------------------
                                           David M. Tehle
                                           Executive Vice President
                                           Chief Financial Officer

                                           Signed on behalf of the
                                           registrant and as principal
                                           financial officer.