Form 10-Q
period 2002-03-31
HAGGAR CORP
filed 2002-05-15
CIK 892533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

                     Yes /X/                           No / /

As of may 6, 2002, there were 6,378,388 shares of the Registrant's Common Stock outstanding.

                          HAGGAR CORP. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

        Item 1. Financial Statements

             Consolidated Statements of Operations and Comprehensive Income
             (Three and six months ended March 31, 2002 and 2001)                              3

             Consolidated Balance Sheets
             (As of March 31, 2002 and September 30, 2001)                                     4

             Consolidated Statements of Cash Flows
             (Six months ended March 31, 2002 and 2001)                                        5

             Notes to Consolidated Financial Statements                                     6-11

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                     12-22

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   22

Part II. Other Information.

        Item 4.   Submission of Matters to a Vote of Security Holders                         23

        Item 6.  Exhibits and Reports on Form 8-K                                             23

        Signature                                                                             23

                          HAGGAR CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended                Six Months Ended
                                                            March 31,                        March 31,
                                                   --------------------------       --------------------------
                                                      2002            2001             2002            2001
                                                   -----------    -----------       -----------    -----------
Net sales                                          $   138,059    $   115,791       $   237,390    $   215,647

Cost of goods sold                                     100,814         80,245           169,551        147,197
Reorganization costs                                    (1,157)        20,800            (1,157)        20,800
                                                   -----------    -----------       -----------    -----------
Gross profit                                            38,402         14,746            68,996         47,650
Selling, general and administrative expenses           (31,210)       (31,298)          (61,125)       (63,699)
Royalty income                                             332            591               728          1,041
                                                   -----------    -----------       -----------    -----------
Operating income (loss)                                  7,524        (15,961)            8,599        (15,008)
Other income, net                                           11             23                59              1
Interest expense                                        (1,095)        (1,428)           (2,106)        (2,397)
                                                   -----------    -----------       -----------    -----------
Income (loss) before provision (benefit)
for income taxes and cumulative effect of
accounting  change                                       6,440        (17,366)            6,552        (17,404)

Provision (benefit) for income taxes                     2,502         (5,082)            2,543         (4,974)
                                                   -----------    -----------       -----------    -----------

Income (loss) before cumulative effect of
accounting change                                  $     3,938    $   (12,284)      $     4,009    $   (12,430)

Cumulative effect of accounting change                       -              -           (15,578)             -
                                                   -----------    -----------       -----------    -----------

Net income  (loss)                                 $     3,938    $   (12,284)      $   (11,569)   $   (12,430)
                                                   ===========    ===========       ===========    ===========

Other comprehensive income (loss):

Cumulative translation adjustment                  $       (99)   $      (154)      $      (140)   $      (348)
                                                   -----------     ----------       -----------     ----------

Comprehensive income (loss)                        $     3,839    $   (12,438)      $   (11,709)   $   (12,778)
                                                   ===========     ==========       ===========     ==========

Income (loss) per common share before
cumulative effect of accounting change-
Basic and Diluted                                  $      0.62    $     (1.89)      $      0.63    $     (1.91)
                                                   ===========    ===========       ===========    ===========

Cumulative effect of accounting change per
common share-Basic and Diluted                               -              -             (2.44)             -
                                                   ===========    ===========       ===========    ===========

Net income (loss) per common
share - Basic and Diluted                          $      0.62    $     (1.89)      $     (1.81)   $     (1.91)
                                                   ===========    ===========       ===========    ===========

Weighted average number of common shares
outstanding - Basic                                      6,356          6,505             6,368          6,516
                                                   ===========    ===========       ===========    ===========

Weighted average number of common shares and
common share-equivalents outstanding - Diluted           6,391          6,505             6,368          6,516
                                                   ===========    ===========       ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          March 31,
                                                                             2002        September 30,
                                                                         (Unaudited)         2001
                                                                         -----------     -------------
ASSETS
Current assets:
      Cash and cash equivalents                                          $     5,797      $     7,800
      Accounts receivable, net                                                74,829           69,047
      Due from factor                                                          1,292            2,252
      Inventories                                                             96,107           97,726
      Property held for sale                                                   2,157                -
      Deferred tax benefit                                                    10,229           11,290
      Other current assets                                                     2,287            2,215
                                                                         -----------      -----------
           Total current assets                                              192,698          190,330

Property, plant, and equipment, net                                           48,927           51,975
Goodwill, net                                                                  9,472           25,050
Other assets                                                                   8,130            7,870
                                                                         -----------      -----------
Total assets                                                             $   259,227      $   275,225
                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                   $    25,355      $    35,645
      Accrued liabilities                                                     28,039           25,374
      Accrued wages and other employee compensation                            2,611            5,103
      Accrued workers' compensation                                            2,730            3,645
      Current portion of long-term debt                                        3,747            4,021
                                                                         -----------      -----------
           Total current liabilities                                          62,482           73,788

Long-term debt                                                                57,343           49,338
                                                                         -----------      -----------
Total liabilities                                                            119,825          123,126

Commitments and contingencies

Stockholders' equity:

Commonstock - par value $0.10 per share; 25,000,000 shares authorized;
      8,591,000 shares issued at March 31, 2002 and September 30, 2001           859              859
Additional paid-in capital                                                    42,014           42,014
Cumulative translation adjustment                                               (690)            (550)
Retained earnings                                                            122,104          134,310
                                                                         -----------      -----------
                                                                             164,287          176,633
Less - Treasury stock, 2,235,205 and 2,203,705 shares at cost at
       March 31, 2002 and September 30, 2001, respectively                   (24,885)         (24,534)
                                                                         -----------      -----------
           Total stockholders' equity                                        139,402          152,099
                                                                         -----------      -----------
Total liabilities and stockholders' equity                               $   259,227      $   275,225
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

                          HAGGAR CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                            2002              2001
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $   (11,569)     $   (12,430)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Cumulative effect of accounting change                                    15,578                -
    Revision of net realizable value on property held for sale                (2,157)               -
    Depreciation and amortization                                              4,348            6,572
    Loss on disposal of property, plant, and equipment                             -            3,125
    Changes in assets and liabilities:
       Accounts receivable, net                                               (5,782)            (475)
       Due from factor                                                           960           (2,107)
       Inventories                                                             1,619           (8,603)
       Federal income tax receivable                                               -           (7,021)
       Deferred tax benefit                                                    1,061              558
       Other current assets                                                      (72)            (268)
       Accounts payable                                                      (10,290)            (786)
       Accrued liabilities                                                     2,665            8,070
       Accrued wages, workers' compensation, and other employee benefits      (3,407)          (5,046)
                                                                         -----------      -----------
          Net cash used in  operating activities                              (7,046)         (18,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                               (1,244)          (1,869)
Proceeds from the sale of property, plant and equipment, net                       -               33
Increase in other assets                                                        (316)            (127)
                                                                         -----------      -----------
          Net cash used in investing activities                               (1,560)          (1,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock at cost                                              (351)            (554)
Proceeds from issuance of long-term debt                                     259,000           63,000
Payments on long-term debt                                                  (251,269)         (41,799)
Proceeds from issuance of common stock                                             -               62
Payments of cash dividends                                                      (637)            (696)
                                                                         -----------      -----------
          Net cash provided by financing activities                            6,743           20,013

Effects of exchange rates on cash and cash equivalents                          (140)            (348)

Decrease in cash and cash equivalents                                         (2,003)            (709)
Cash and cash equivalents, beginning of period                                 7,800            6,238
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $     5,797      $     5,529
                                                                         ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          HAGGAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations and comprehensive income for the three and six months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the six months ended March 31, 2002 and 2001, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 2002, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

2.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 22.6% and 24.8% of the Company's net sales for the six months ended March 31, 2002 and 2001, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 16.9% and 13.4% of the Company's net sales for the six months ended March 31, 2002 and 2001, respectively. No other customer accounted for more than 10% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

3.  NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003. Management is still studying this Standard to determine, among other things, whether the Company has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. Classification as held for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements.

4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 2002, and September 30, 2001 (in thousands):

                                         March 31,           September 30,
                                           2002                  2001
                                     ----------------      ---------------
        Piece goods                  $         10,447      $        11,947
        Trimmings & supplies                    2,746                2,781
        Work-in-process                        10,892               14,068
        Finished garments                      72,022               68,930
                                     ----------------      ---------------
                                     $         96,107      $        97,726
                                     ================      ===============

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

5.  ASSET IMPAIRMENT - GOODWILL

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, the Company's women's wear subsidiary. Subsequent to the acquisition, pricing pressures and a weak retail environment for women's apparel have resulted in a revised earnings forecast for Jerell. In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows.

The change in the carrying amount of goodwill for the six months ended March 31, 2002 is as follows:

Balance as of October 1, 2001                        $  25,050
Impairment loss under SFAS No. 142                     (15,578)
                                                     ---------
Balance as of  March  31, 2002                       $   9,472
                                                     =========

The following reflects the Company's income (loss) before cumulative effect of the accounting change and net income (loss) adjusted to exclude goodwill amortization for all periods presented.


                                                         Three Months Ended        Six Months Ended
                                                              March 31,               March 31,
                                                              ---------               ---------
                                                          2002        2001          2002       2001
                                                          ----        ----          ----       ----
Income (loss) before cumulative effect of
accounting change                                      $  3,938    $ (12,284)   $   4,009   $ (12,430)
Add back: goodwill amortization                               -          375            -         750
                                                       --------    ---------    ---------   ---------
Adjusted  income  (loss) before  cumulative  effect
of accounting change                                   $  3,938    $ (11,909)   $   4,009   $ (11,680)
                                                       ========    =========    =========   =========

Basic and diluted earnings per share:
Income (loss) before cumulative effect of
accounting change                                      $   0.62    $   (1.89)   $    0.63   $   (1.91)
Add back: goodwill amortization                               -          .06            -         .12
                                                       --------    ---------    ---------   ---------
Adjusted income (loss) before cumulative effect
of accounting change                                   $   0.62    $   (1.83)   $    0.63   $   (1.79)
                                                       ========    =========    =========   =========

Reported net income (loss)                             $  3,938    $ (12,284)   $ (11,569)  $ (12,430)
add back: goodwill amortization                               -          375            -         750
                                                       --------    ---------    ---------   ---------
Adjusted net income (loss)                             $  3,938    $ (11,909)   $ (11,569)  $ (11,680)
                                                       ========    =========    =========   =========

Basic and diluted earnings per share:

Reported net  income (loss)                            $   0.62    $   (1.89)   $   (1.81)  $   (1.91)
Add back:  goodwill amortization                              -          .06            -         .12
                                                       --------    ---------    ---------   ---------
Adjusted net income (loss)                             $   0.62    $   (1.83)   $   (1.81)  $   (1.79)
                                                       ========    =========    =========   =========

6.  LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2002, and September 30, 2001 (in thousands):

                                                             March 31,          September 30,
                                                               2002                  2001
                                                           -------------        -------------
          Borrowings under revolving
              credit line                                  $      48,000        $      36,000

          Industrial Development Revenue Bonds
              with interest at a rate equal
              to that of high-quality, short-term,
              tax-exempt obligations, as defined
              (1.6% at March 31, 2002 and 2.4% at
              September 30, 2001), payable in annual
              installments of $100, and a final payment
              of $2,000 in 2005, secured by
              certain buildings and equipment                      2,300                2,400
          Allstate Notes                                          10,714               14,285
          Other                                                       76                  674
                                                           -------------        -------------
                                                                  61,090               53,359
          Less - Current portion                                   3,747                4,021
                                                           -------------        -------------
                                                           $      57,343        $      49,338
                                                           =============        =============

Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $ 554,000 at March 31, 2002.

As of March 31, 2002, the Company had a revolving credit line agreement (the "Agreement") with certain banks. As of March 31, 2002, the Company had additional available borrowing capacity of approximately $35.3 million. The available borrowings under the Agreement are based on a formula involving a percentage of eligible receivables and inventories adjusted by the Company's standby letters of credit. The Company incurred approximately $62,000 in commitment fees related to the available borrowing capacity for the six month period ended March 31, 2002. Interest on the revolver varies based upon margins over a bank base rate or a LIBOR rate, as selected by the Company. The applicable margin is dependent upon the ratio of the Company's total indebtedness at the end of each fiscal quarter to its operating cash flow for the preceding year. The interest rates for the six-month period ended March 31, 2002, ranged from 3.1 % to 6.0%. The interest rate at March 31, 2002 was 3.1%. The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company's main operating subsidiary, and also requires the maintenance of certain financial ratios. In addition, the Agreement requires the Company to maintain net worth in excess of the net worth of the preceding fiscal year plus 50% of the Company's consolidated net income ($123.9 million as of March 31, 2002). The Company's main operating subsidiary, Haggar Clothing Co., must maintain net worth of $40.0 million. The Company amended the Agreement in January 2002 to exclude from the computation of Haggar Clothing Co.'s net worth the $15.6 million non-cash cumulative effect of accounting change related to SFAS No. 142. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

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

7.  REORGANIZATION CHARGES

2002 REORGANIZATION

On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas. Accordingly, the Company recorded a $1.0 million charge to operations in reorganization costs for the quarter ending March 31, 2002. All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which is expected to be completed by June 30, 2002. Severance payments of $0.7 million and other employee termination costs of $0.3 million are expected to be paid by the end of fiscal 2002. The Company has approximately $0.3 million remaining to be paid which is included in accrued liabilities as of March 31, 2002.

In conjunction with the Edinburg closure in fiscal 2001, the net book value of the manufacturing facility of $2,157,000 was written off since the net realizeable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer during the quarter (in excess of the pre-closure net book value) for this facility, the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2,157,000 reversal was recorded as a credit to reorganization costs in the income statement for the quarter ending March 31, 2002.

The following summarizes the reorganization costs for the period ending March 31, 2002 (in thousands):

Weslaco, Texas cutting facility closing              $  1,000

Edinburg, Texas facility write-down reversal           (2,157)
                                                     ---------
Total reorganization costs                           $ (1,157)
                                                     =========

2001 REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. Severance and other employee related payments of $5.7 million have been made as of March 31, 2002, and all other employee termination costs are expected to be paid by the end of fiscal 2003. A $0.7 million pretax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

During the second quarter of fiscal 2001, the Company recorded an $8.6 million charge for legal expenses, of which $1.6 million was due to a cash settlement for certain claims and the remaining $7.0 million was due to management's estimate of the expected loss for unsettled claims against the Company, including two jury verdicts totaling $5.2 million, which have been returned against subsidiaries of the Company and are currently on appeal. Many of the legal claims against the Company relate to claims for wrongful discharge and common law tort by former employees of the Company's sewing facilities in south Texas that were closed in previous years. Due to the closure of the Company's last manufacturing facility in south Texas, management believes that the likelihood of adverse outcomes related to such claims has increased significantly. Accordingly, the Company has recorded its best estimate of future costs for such claims.

The reorganization costs before tax are summarized as follows (in millions):

                                           Balance        Payments and                           Balance
                                       March 31, 2001      Write-offs       Adjustments      March 31, 2002
                                       --------------      ----------       -----------      --------------
Employee termination and related                $  8.1         $   (5.7)          $  (1.2)           $  1.2
costs
Plant and equipment impairment                     3.1             (2.8)             (0.3)                -
Other asset write-downs                            1.0             (1.8)              0.8                 -

Legal costs                                        8.6             (2.4)                -               6.2
                                                ------         ---------          -------            ------
Total Reorganization Costs                      $ 20.8         $  (12.7)          $  (0.7)           $  7.4
                                                ======         =========          =======            ======

8. COMMITMENTS AND CONTINGENCIES

The Company had approximately $28.9 million in outstanding letters of credit at March 31, 2002, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company has appealed the original jury verdicts. (See Note 7.) Management does not believe that the outcome of these appeals will have a material adverse impact on its financial position or the results of operations for future periods.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

9. NET INCOME PER COMMON SHARE - BASIC AND DILUTED

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

Options to purchase 775,040 shares at prices ranging from $12.12 to $23.00 were anti-dilutive for the three month period ended March 31,2002. Such shares for the three month period ending March 31, 2002 were not included in the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 806,050 common shares were outstanding at prices ranging from $11.63 to $23.00 and were deemed anti-dilutive due to the loss recorded by the Company for the six months ended March 31, 2002. Options to purchase 832,865 and 826,865 common shares at prices ranging from $12.12 to $23.00 were anti-dilutive due to the loss recorded by the Company for the three and six months ended March 31, 2001. Diluted earnings per share were calculated as follows (in thousands, except per share data):

                                                    Three Months Ended               Six Months Ended
                                                          March 31,                      March 31,
                                                 -------------------------      -------------------------
                                                    2002           2001            2002           2001
                                                 -----------    ----------      ----------     ----------
Net income (loss) to common stockholders         $     3,938    $  (12,284)     $  (11,569)    $  (12,430)
Weighted average common shares outstanding             6,356         6,505           6,368          6,516
Shares equivalents, due to stock options                  35             -               -              -
                                                 -----------    ----------      ----------     ----------
                                                       6,391         6,505           6,368          6,516
                                                 ===========    ==========      ==========     ==========

Net income per share - Diluted                    $     0.62    $    (1.89)     $    (1.81)    $    (1.91)
                                                 ===========    ==========      ==========     ==========

10. SUBSEQUENT EVENT

The Company has declared a cash dividend of $0.05 per share payable to the stockholders of record on May 6, 2002. The dividend of approximately $318,000 will be paid on or before May 20, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

RESULTS OF OPERATIONS:

2002 REORGANIZATION

On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas as part of the implementation of its strategy to source production internationally. Accordingly, the Company recorded a $1.0 million charge to operations in reorganization costs for the quarter ending March 31, 2002. All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which is expected to be completed by June 30, 2002. Severance payments of $0.7 million and other employee termination costs of $0.3 million are expected to be paid by the end of fiscal 2002. The Company has approximately $0.3 million remaining to be paid which is included in accrued liabilities as of March 31, 2002. The impact of closing this facility will result in approximately $0.3 to $0.6 million annually in cost savings, depending on production volumes.

In conjunction with the Edinburg closure in fiscal 2001, the net book value of the manufacturing facility of $2,157,000 was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer during the quarter (in excess of the pre-closure net book value) for this facility, the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2,157,000 reversal was recorded as a credit to reorganization costs in the income statement for the quarter ending March 31, 2002.

The following summarizes the reorganization costs for the period ending March 31, 2002 (in thousands):

 Weslaco, Texas cutting facility closing                     $    1,000

 Edinburg, Texas facility write-down reversal                    (2,157)
                                                             ----------

 Total reorganization costs                                  $   (1,157)
                                                             ==========

OPERATIONS

The Company's second quarter of fiscal 2002 net income of $3.9 million compares to net loss of $12.3 million in the second quarter of fiscal 2001. The net loss for the six months ended March 31, 2002, was $11.6 million compared to net loss of $12.4 million for the six months ended March 31, 2001. The Company's fiscal 2002 net loss includes the $15.6 million cumulative effect of the accounting change recorded as a result of adopting SFAS No. 142 and the $1.2 million credit for reorganization costs. The Company's net loss for the three and six month period ended March 31, 2001, includes the $20.8 million charge to operations for the reorganization of the Company's manufacturing operations and termination of its operations in Japan.

Net sales for the quarter ended March 31, 2002, increased 19.2% to $138.1 million from $115.8 million for the second quarter of fiscal 2001. The increase in net sales for the second quarter of fiscal 2002 is the combined result of a 39.3% increase in unit sales and a 20.1% decrease in the average sales price. Net sales increased 10.1% to $237.4 million for the six months ended March 31, 2002, from $215.6 million in the prior fiscal year. The increase in net sales for the six months ended March 31, 2002, is the combined result of a 26.8% increase in unit sales and a 16.7% decrease in the average sales price. The average sales price decreases for the three and six months period ended March 31, 2002, relate primarily to the mix of products sold and the intense price pressure in a tough retail environment.

Before reorganization costs, gross profit as a percentage of net sales decreased to 27.0% in the second quarter of fiscal 2002 as compared to 30.7% in the second quarter of the prior fiscal year. Before reorganization costs, gross profit as a percentage of net sales for the first six months of fiscal 2002 decreased to 28.6% compared to 31.7% in the first six months of fiscal 2001. The decreases in gross profit for the three and six month periods ending March 31, 2002, are primarily the result of more competitive customer pricing as a result of a tough retail environment and significant nonrecurring inventory markdowns.

Selling, general and administrative expenses as a percentage of net sales decreased to 22.6% for the three month period ended March 31, 2002, as compared to 27.0% for the same period ended March 31, 2001. Actual selling, general and administrative expenses decreased to $31.2 million in the second quarter of fiscal 2002 compared to $31.3 million in the same quarter in fiscal 2001. The $0.1 million decrease in selling, general and administrative expenses for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 relates to a $0.7 million decrease in selling and administrative expenses, a $0.3 million decrease in women's division expenses, and a $0.6 million decrease in international expenses. The decreases are offset by a $1.1 million increase in new licensing expenses mainly related to Claiborne and a $0.4 million increase in retail expenses related to new store expenses.

Selling, general and administrative expenses as a percentage of net sales decreased to 25.7% for the six month period ended March 31, 2002, as compared to 29.5% for the same period ended March 31, 2001. Actual selling, general and administrative expenses decreased to $61.1 million for the six months ended March 31, 2002, compared to $63.7 million in the first six months of the prior fiscal year. The decrease of $2.6 million in selling, general and administrative expenses for the first six months of fiscal 2002 compared to fiscal 2001 primarily related to a $5.4 million decrease in selling and marketing expenses, a $1.3 million decrease in international expenses, and a $1.2 million decrease in women's division expenses mainly related to goodwill. These decreases are offset by a $1.9 million increase in administrative expenses, a $1.2 million increase in store expenses related to new stores and in-store advertising, and a $2.1 million increase in licensing expenses mainly related to Claiborne.

Royalty income for fiscal 2002 decreased slightly from fiscal 2001, primarily due to reduced domestic licensee sales.

In the second quarter of fiscal 2002, the provision (benefit) for income taxes as a percentage of income before taxes was 38.9% compared to (29.3%) for the same quarter last year. For the six months ended March 31, 2002, the provision (benefit) for income taxes as a percentage of income before taxes was 38.8% compared to (28.6%) for the same period last year. The effective tax rates differ from the federal statutory rate primarily due to foreign and state taxes and non-deductible goodwill.

CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to prepare adequate disclosure that will facilitate an understanding of their financial status and the possibility, likelihood and implications of changes in their financial and operating status. FR-60 encourages companies to aid awareness in their "critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions." The Company's accounting policies are disclosed in its 2001 Report on Form 10-K. There have been no material changes to these policies except for the adoption of SFAS No. 142 during the first six months of fiscal 2002.

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable; inventory valuation; amortization and recoverability of long-lived assets, including goodwill; reorganization charges; litigation accruals; the calculation of healthcare and workers' compensation liabilities; and income taxes. Management bases its estimates and judgments on the Company's substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

ACCOUNTS RECEIVABLE

The Company maintains an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some retail customers have experienced financial difficulties. If their financial condition were to worsen, additional allowances might be required.

INVENTORIES

The Company's inventories are valued at the lower of cost or market value. All stock-keeping units (SKUs) in inventory are evaluated to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, the Company estimates their market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, an allowance is provided to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

ASSET IMPAIRMENT - GOODWILL

In assessing the recoverability of the Company's fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

REORGANIZATION CHARGES

The Company has provided reorganization charges in 2001 and 2002 to reduce the manufacturing and administrative cost structure and to exit underperforming businesses. These charges were based on judgments about the future net realizable value of assets of closed facilities, net realizable value of other assets to be disposed of, and exit costs to be incurred for severance and other liabilities. If actual amounts differ from the estimates, adjustments will be required in future consolidated statements of income.

LITIGATION ACCRUALS

From time to time, the Company is subject to proceedings, lawsuits and other claims primarily related to employees. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters. The Company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

HEALTHCARE AND WORKERS' COMPENSATION LIABILITIES

The Company records estimates for certain healthcare and workers' compensation costs that are self-insured programs. Should a greater amount of claims occur than what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional charges to the consolidated financial statements could be required.

GOODWILL

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, the Company's women's wear subsidiary. Subsequent to the acquisition, pricing pressures and a weak retail environment for women's apparel have resulted in a revised earnings forecast for Jerell. In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows.

The change in the carrying amount of goodwill for the six months ended March 31, 2002 is as follows:

Balance as of October 1, 2001                        $  25,050
Impairment loss under SFAS No. 142                     (15,578)
                                                     ---------
Balance as of  March 31, 2002                        $   9,472
                                                     =========

The following reflects the Company's income (loss) before cumulative effect of accounting change and net income (loss) adjusted to exclude goodwill amortization for all periods presented.

                                                         Three Months Ended           Six Months Ended
                                                              March 31,                   March 31,
                                                              --------                    ---------
                                                         2002          2001           2002         2001
                                                         ----          ----           ----         ----
Income (loss) before cumulative effect of
accounting change                                    $     3,938  $    (12,284)   $     4,009   $  (12,430)
Add back:  goodwill amortization                               -           375              -          750
                                                     -----------  ------------    -----------   ----------
Adjusted  income  (loss) before  cumulative  effect
of accounting change                                 $     3,938  $    (11,909)   $     4,009   $  (11,680)
                                                     ===========  ============    ===========   ==========

Basic and diluted earnings per share:

Income (loss) before cumulative effect of
accounting change                                    $      0.62  $      (1.89)   $      0.63   $    (1.91)
Add back:  goodwill amortization                               -           .06              -          .12
                                                     -----------  ------------    -----------   ----------
Adjusted income (loss) before  cumulative effect of
accounting change                                    $      0.62  $      (1.83)   $      0.63   $    (1.79)
                                                     ===========  ============    ===========   ==========

Reported net income (loss)                           $     3,938  $    (12,284)   $   (11,569)  $  (12,430)
Add back:  goodwill amortization                               -           375              -          750
                                                     -----------  ------------    -----------   ----------
Adjusted net income (loss)                           $     3,938  $    (11,909)   $   (11,569)  $  (11,680)
                                                     ===========  ============    ===========   ==========

Basic and diluted earnings per share:

Reported net income (loss)                           $      0.62  $      (1.89)   $     (1.81)  $    (1.91)
Add back:  goodwill amortization                               -           .06              -          .12
                                                     -----------  ------------    -----------   ----------
Adjusted net income (loss)                           $      0.62  $      (1.83)   $     (1.81)  $    (1.79)
                                                     ===========  ============    ===========   ==========

2001 REORGANIZATION

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Closure of the Edinburg facility was part of the implementation of the Company's strategy to source its production internationally. The Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ending March 31, 2001. Severance and other employee related payments of $5.7 million have been made as of March 31, 2002, and all other employee termination costs are expected to be paid by the end of fiscal 2003. A $0.7 million pretax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

During the second quarter of fiscal 2001, the Company recorded an $8.6 million charge for legal expenses, of which $1.6 million was due to a cash settlement for certain claims and the remaining $7.0 million was due to management's estimate of the expected loss for unsettled claims against the Company, including two jury verdicts totaling $5.2 million, which have been returned against subsidiaries of the Company and are currently on appeal. Many of the legal claims against the Company relate to claims for wrongful discharge and common law tort by former employees of the Company's sewing facilities in south Texas that were closed in previous years. Due to the closure of the Company's last manufacturing facility in south Texas, management believes that the likelihood of adverse outcomes related to such claims has increased significantly. Accordingly, the Company has recorded its best estimate of future costs for such claims.

The reorganization costs before tax are summarized as follows (in millions):

                                            Balance        Payments and                          Balance
                                        March 31, 2001      Write-offs      Adjustments      March 31, 2002
                                        --------------      ----------      -----------      --------------
 Employee termination and related costs         $   8.1        $  ( 5.7)         $  (1.2)             $ 1.2
 Plant and equipment impairment                     3.1           ( 2.8)            (0.3)                 -
 Other asset write-downs                            1.0           ( 1.8)             0.8                  -

 Legal costs                                        8.6           ( 2.4)               -                6.2
                                                -------        --------          -------              -----

 Total Reorganization Costs                     $  20.8        $  (12.7)         $  (0.7)             $ 7.4
                                                =======        ========          =======              =====

DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING "OFF-BALANCE SHEET" ARRANGEMENTS"

On January 22, 2002, the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC has indicated that, while it intends to consider rulemaking regarding these topics and other topics covered by the MD&A requirements, the purpose of its statement is to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics addressed.

The Company is currently evaluating FR-61 and the effects it may have, if any, on this and future filings. The Company has responded to each of the areas addressed by FR-61. Any statements in this section, which discuss or are related to future dates or periods, are "forward-looking statements."

FR-61 requires management to identify any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way. FR-61 also requires management to identify any known material trends, favorable or unfavorable, in the Company's capital resources including any expected material changes in the mix and relative cost of such resources.

The Company's primary source of liquidity over the past six months has been from the utilization of the Company's revolving credit facility. The Company's future cash flows are impacted by factors including, but not limited to:

     -  the ability of the company to retain existing customers
     -  the cancellation or delay of customer orders
     -  changes in sales mix
     -  changes in general economic conditions
     -  management's effectiveness in managing the manufacturing process
     - the ability to collect in full, and in a timely manner, amounts due the Company

The Company is dependent upon its ability to retain existing customers. The Company's failure to retain existing customers could significantly affect future profitability of the Company. The timing and volume of activities can vary significantly from period to period. There is no assurance that the volume from any particular customer will continue beyond the current period. The loss of business of one or more principal customers or a change in the number or character of projects for a particular customer could have a material adverse effect on the Company's sales volume and profitability.

Due to the range of products that the Company provides, the product sales mix can produce a range of profit margins. Some businesses in which the Company operates produce lower profit margins than others.

Deteriorating or weak economic conditions, including slowdowns at either the national or regional levels, or future terrorist attacks or related actions in the war against terrorism, could affect future sales and profitability of the Company. The Company is not in a position to determine how it will be affected by these circumstances, how extensive the effects may be, or for how long it may be impacted by these circumstances.

Management's effectiveness in managing its manufacturing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, and inventory levels. The Company's ineffectiveness in managing these areas could have an effect on future profitability.

The Company has had significant accounts receivable or other amounts due from its customers. From time to time, certain of these accounts receivable have become unusually large and/or overdue, and on occasion, the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability.

From time to time, the Company will sell or dispose of assets which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner which is profitable to the Company. In addition, the Company will make investments in assets that it feels are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company can obtain a reasonable return on the investments.

The Company maintains a credit facility with a group of banks that provides for a maximum revolving credit commitment of $90.0 million. As of March 31, 2002, the Company had $ 48.0 million outstanding on the revolver and had additional borrowing capacity of approximately $35.3 million. The available borrowings under the facility are based on a formula involving a percentage of eligible receivables and inventories adjusted by the Company's standby letters of credit. Interest on the outstanding debt varies based upon margins over a bank base rate or a LIBOR rate, as selected by the Company. The applicable margin is dependent upon the ratio of the Company's total indebtedness at the end of each fiscal quarter to its operating cash flow for the preceding year. In addition, the Company is required to maintain certain financial ratios. The Company's failure to satisfy these ratios could adversely affect the Company's ability to acquire future capital to meet its needs.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

FR-61 encourages companies to identify obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. It also suggests that the disclosure reference the various parts of a registrant's filings, which discuss these commitments. The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location such that a total picture of obligations would be readily available.

The Company has disclosed information pertaining to these transactions in its 2001 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC in FR-61 for the period ending March 31, 2002.

                   PAYMENTS DUE BY FISCAL YEARS (IN THOUSANDS)

     Contractual
     Obligations                    2002         2003-2004       2005-2006      Thereafter          Total
     -----------                    ----         ---------       ---------      ----------          -----
Long-Term Debt (1)              $      9         $  55,409       $   5,672        $      -      $  61,090

Operating Leases                   4,209            12,980           6,497           2,071         25,757

Minimum royalties under
licenses (2)                       1,100             3,550           3,000               -          7,650

Other Long-Term Obligations            -                 -               -               -              -
                                --------         ---------       ---------        --------      ---------
Total Contractual
Cash Obligations                $  5,318         $  71,939       $  15,169        $  2,071      $  94,497
                                ========         =========       =========        ========      =========

(1) Long-Term Debt includes $9.0 in capital lease obligations remaining for fiscal 2002. In fiscal 2003-2004, $48.0 million of the total is the revolving credit facility which expires June 30, 2003, if not renewed.

(2) Royalties paid under trademark licenses are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

The Company has other financial commitments as of March 31, 2002, that may require the use of funds under certain circumstances. The Company has outstanding $22.1 million of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. These letters of credit, generally for periods of less than six months, will only be paid upon satisfactory receipt of the inventory by the Company. The Company has entered into $6.8 million of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable, including amounts due from the factor, increased approximately $4.8 million to $76.1 million at March 31, 2002, from $71.3 million at September 30, 2001. This increase is primarily the result of increased sales in the second quarter of fiscal 2002.

Inventories as of March 31, 2002, decreased to $96.1 million from $97.7 million at September 30, 2001. The decrease in inventory levels is due to an increase in sales during the six month period ending March 31, 2002.

The Company has a revolving credit line facility with certain banks. As of March 31, 2002, the Company had additional available borrowing capacity of approximately $35.3 million. The Company incurred approximately $62,000 in commitment fees related to the available borrowing capacity for the six months ended March 31, 2002. The interest rates for the quarter ended March 31, 2002, ranged from 3.1% to 6.0% and were based on floating market rates (LIBOR or prime rate). The interest rate at March 31, 2002 was 3.1% for the revolving credit facility. In fiscal 2001, the Company amended the facility to extend the maturity date to June 30, 2003, with a one-year renewal at the option of the banks, and to revise certain covenants. The amendment also reduced the facility to a $90.0 million commitment, which may be increased up to a maximum of $100.0 million by the addition of new banks to the lending group.

For the six months ended March 31, 2002, the Company used cash in operating activities of approximately $7.0 million. The cash used in operations was primarily the result of a $5.8 million increase in accounts receivable, a $10.3 million decrease in accounts payable, and a $3.4 million decrease in accrued wages, workers' compensation and other employee benefits, offset by income adjusted for non-cash charges of $15.6 million for the cumulative effect of the accounting change for goodwill and the revision in the net realizable value of property held for sale of $2.2 million. For the same period last year, the cash used of $18.4 million was primarily the result of the $12.4 million net loss, a $2.1 million increase in due from factor, a $7.0 million increase in federal income tax receivable, and an $8.6 million increase in inventories.
The Company used approximately $1.6 million in investing activities for the six months ended March 31, 2002, primarily due to purchases of property, plant and equipment of $1.2 million. For the six months ended March 31, 2001, the Company used approximately $2.0 million in investing activities, primarily related to the $1.9 million in purchases of property, plant and equipment.

Cash flows provided from financing activities of $6.7 million for the six months ended March 31, 2002, were primarily the result of a net increase in long-term debt of $7.7 million offset by $0.6 million in payments of dividends and $0.4 million for the purchase of treasury stock. Comparatively, cash flows provided from financing activities of $20.0 million for the same period last year were primarily the result of a net increase in long-term debt of $21.2 million, offset by the purchase of $ 0.5 million in treasury stock and $0.7 million in the payment of dividends.

The Company believes that the cash flow generated from operations and the funds available under the aforementioned credit facilities will be adequate to meet its working capital and related financing needs for the foreseeable future.

COMMITMENTS AND CONTINGENCIES

The Company had approximately $28.9 million in outstanding letters of credit at March 31, 2002, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company has appealed the original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial position or the results of operations for future periods.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003. Management is still studying this Standard to determine, among other things, whether the Company has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. Classification as held for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements.

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

SUBSEQUENT EVENT

The Company has declared a cash dividend of $0.05 per share payable to the stockholders of record on May 6, 2002. The dividend of approximately $318,000 will be paid on or before May 20, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments.

The Company is exposed to interest rate risk primarily through its borrowing activities. As of March 31, 2002, the Company had $48.0 million outstanding under its revolving credit line agreement and other long term debt. See Item 1.
- Notes to Consolidated Financial Statements - Long-term Debt for additional discussion of the terms of the Company's credit facility.

Most of the Company's long term debt at March 31, 2002, bears interest at variable rates. A one percentage point increase in the effective interest rate on the debt based on amounts outstanding at March 31, 2002, would result in an approximately $0.5 million reduction in annual pretax earnings. This estimate assumes no change in the volume or composition of the revolving credit facility as of March 31, 2002.

PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on February 6, 2002. At such meeting, Frank Bracken and John C. Tolleson were elected to serve as Class III directors of the company for a three year term and until their respective successors are elected and qualified. Of the 5,942,710 shares represented at the meeting in person or by proxy, Mr. Bracken and Mr. Tolleson received 5,902,160 and 5,902,180 votes, respectively, for their election as Class III directors. The other directors whose terms of office continued after the meeting are as follows: J. M. Haggar, III, Richard W. Heath and Rae F. Evans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) One Form 8-K was filed on January 23, 2002, disclosing the Company's revised projections under Item 9.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Haggar Corp.,

Date:  May 10, 2002                       By: /s/ David M. Tehle
                                              ---------------------------
                                              David M. Tehle
                                              Executive Vice President,
                                              Secretary and
                                              Chief Financial Officer

                                              Signed on behalf of the
                                              registrant and as principal
                                              financial officer.