Form 10-Q
period 2002-06-30
HAGGAR CORP
filed 2002-08-14
CIK 892533

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to                             .

Commission File Number: 0-20850

HAGGAR CORP.
(Exact name of the registrant as specified in the charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2187001 (I.R.S. Employer Identification Number)

6113 Lemmon Avenue
Dallas, Texas 75209
(Address of principal executive offices)

Telephone Number (214) 352-8481
(Registrant's telephone number including area code)

        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of August 14, 2002, there were 6,418,259 shares of the Registrant's Common Stock outstanding.

Haggar Corp. and Subsidiaries

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net sales	$111,215	$108,151	$348,605	$323,798
Cost of goods sold	81,051	76,475	250,602	223,672
Reorganization costs	—	—	(1,157)	20,800

Gross profit	30,164	31,676	99,160	79,326
Selling, general and administrative expenses	(29,340)	(28,927)	(90,464)	(92,678)
Royalty income	178	435	905	1,476
Other income, net	506	149	564	202
Interest expense	(702)	(1,400)	(2,808)	(3,797)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	806	1,933	7,357	(15,471)
Provision (benefit) for income taxes	346	905	2,888	(4,069)

Income (loss) before cumulative effect of accounting change	$460	$1,028	$4,469	$(11,402)
Cumulative effect of accounting change	—	—	(15,578)	—

Net income (loss)	$460	$1,028	$(11,109)	$(11,402)

Other comprehensive income (loss):
Cumulative translation adjustment	$112	$374	$(28)	$26

Comprehensive income (loss)	$572	$1,402	$(11,137)	$(11,376)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC
Income (loss) per common share before cumulative effect of accounting change	$0.07	$0.16	$0.70	$(1.75)
Cumulative effect of accounting change per common share	—	—	(2.44)	—

Net income (loss) per common share	$0.07	$0.16	$(1.74)	$(1.75)

DILUTED
Income (loss) per common share before cumulative effect of accounting change	$0.07	$0.15	$0.70	$(1.75)
Cumulative effect of accounting change per common share	—	—	(2.43)	—

Net income (loss) per common share	$0.07	$0.15	$(1.73)	$(1.75)

Weighted average number of common shares outstanding—Basic	6,387	6,504	6,375	6,512

Weighted average number of common shares and common share-equivalents outstanding—Diluted	6,543	6,798	6,426	6,512

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2002	September 30, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,453	$7,800
Accounts receivable, net	49,502	69,047
Due from factor	1,087	2,252
Inventories	95,326	97,726
Property held for sale	2,157	—
Deferred tax benefit	10,254	11,290
Other current assets	2,311	2,215

Total current assets	168,090	190,330
Property, plant, and equipment, net	47,442	51,975
Goodwill, net	9,472	25,050
Other assets	9,467	7,870

Total assets	$234,471	$275,225

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,425	$35,645
Accrued liabilities	24,492	25,374
Accrued wages and other employee compensation	3,247	5,103
Accrued workers' compensation	2,745	3,645
Current portion of long-term debt	3,742	4,021

Total current liabilities	63,651	73,788
Long-term debt	30,343	49,338

Total liabilities	93,994	123,126
Commitments and contingencies
Stockholders' equity:
Common stock—par value $0.10 per share; 25,000,000 shares authorized; 8,659,964 and 8,591,000 shares issued at June 30, 2002 and September 30, 2001, respectively	866	859
Additional paid-in capital	42,830	42,014
Cumulative translation adjustment	(578)	(550)
Retained earnings	122,244	134,310

	165,362	176,633
Less—Treasury stock, 2,235,205 and 2,203,705 shares at cost at June 30, 2002 and September 30, 2001, respectively	(24,885)	(24,534)

Total stockholders' equity	140,477	152,099

Total liabilities and stockholders' equity	$234,471	$275,225

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$(11,109)	$(11,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	15,578	—
Revision of net realizable value on property held for sale	(2,157)	—
Depreciation and amortization	6,474	9,707
Loss (gain) on disposal of property, plant, and equipment	(479)	2,488
Deferred tax expense (benefit)	1,036	(2,994)
Changes in assets and liabilities:
Accounts receivable, net	19,545	10,890
Due from factor	1,165	(560)
Inventories	2,400	(11,329)
Other current assets	(82)	(465)
Accounts payable	(6,220)	2,284
Accrued liabilities	(902)	161
Accrued wages, workers' compensation, and other employee benefits	(2,756)	(3,136)

Net cash provided by (used in) operating activities	22,493	(4,356)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,859)	(3,881)
Proceeds from the sale of property, plant and equipment, net	80	33
Increase in other assets	(1,274)	(2,317)

Net cash used in investing activities	(3,053)	(6,165)

Cash Flows from Financing Activities
Purchase of treasury stock at cost	(351)	(711)
Proceeds from issuance of long-term debt	404,000	96,000
Payments on long-term debt	(423,274)	(79,015)
Proceeds from issuance of common stock	823	84
Payments of cash dividends	(957)	(994)

Net cash provided by (used in) financing activities	(19,759)	15,364

Effects of exchange rates on cash and cash equivalents	(28)	26

Increase (decrease) in cash and cash equivalents	(347)	4,869
Cash and cash equivalents, beginning of period	7,800	6,238

Cash and cash equivalents, end of period	$7,453	$11,107

Non-cash investing activity:
Note receivable from sale of property, plant and equipment	$420	$—

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

1. Consolidated Financial Statements

        The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations and comprehensive income for the three and nine months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended June 30, 2002 and 2001, have been prepared by Haggar Corp. (the "Company") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 2002, and for all other periods presented, have been made. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

2. Concentrations of Credit Risk

        Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the apparel industry. The Company's largest current customer, J.C. Penney Company, Inc., accounted for 23.6% and 23.3% of the Company's net sales for the nine months ended June 30, 2002 and 2001, respectively, and 17.5% and 16.8% of the Company's outstanding trade receivables at June 30, 2002 and 2001, respectively. The Company's second largest current customer, Kohl's Department Stores, Inc., accounted for 17.3% and 12.6% of the Company's net sales for the nine months ended June 30, 2002 and 2001, respectively, and 16.5% and 12.1% of the Company's outstanding trade receivables at June 30, 2002 and 2001, respectively. The Company's third largest current customer, Wal-Mart Stores, accounted for 10.9% and 12.7% of the Company's net sales for the nine months ended June 30, 2002 and 2001, respectively, and 13.5% and 8.9% of the Company's outstanding trade receivables at June 30, 2002 and 2001, respectively. No other customer accounted for more than 10% of the Company's net sales or accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

3. Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 2002, and September 30, 2001 (in thousands):

	June 30, 2002	September 30, 2001
Piece goods	$10,076	$11,947
Trimmings & supplies	2,867	2,781
Work-in-process	13,867	14,068
Finished garments	68,516	68,930

	$95,326	$97,726

        Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

4. Asset impairment—Goodwill

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

        The change in the carrying amount of goodwill for the nine months ended June 30, 2002 is as follows:

Balance as of October 1, 2001	$25,050
Impairment loss under SFAS No. 142	(15,578)

Balance as of June 30, 2002	$9,472

        The following reflects the Company's net income (loss) and net income (loss) adjusted to exclude goodwill amortization for all periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net income (loss) as reported	$460	$1,028	$(11,109)	$(11,402)
Add back: goodwill amortization	—	375	—	1,125

Adjusted net income (loss)	$460	$1,403	$(11,109)	$(10,277)

Basic income (loss) per common share as reported:
Net income (loss)	$0.07	$0.16	$(1.74)	$(1.75)
Add back: goodwill amortization	—	0.06	—	0.17

Basic income (loss) per common share as adjusted	$0.07	$0.22	$(1.74)	$(1.58)

Diluted income (loss) per common share as reported:
Net income (loss)	$0.07	$0.15	$(1.73)	$(1.75)
Add back: goodwill amortization	—	0.06	—	0.17

Adjusted net income (loss)—Diluted	$0.07	$0.21	$(1.73)	$(1.58)

5. Long-Term Debt

        Long-term debt consisted of the following at June 30, 2002, and September 30, 2001 (in thousands):

	June 30, 2002	September 30, 2001
Borrowings under revolving credit line	$21,000	$36,000
Industrial Development Revenue
Bonds with interest at a rate equal to that of high-quality, short-term, tax-exempt obligations (1.4% at June 30, 2002 and 2.4% at September 30, 2001), payable in annual installments of $100, and a final payment of $2,000 in 2005, secured by certain buildings and equipment	2,300	2,400
Allstate Notes	10,714	14,285
Other	71	674

	34,085	53,359
Less—Current portion	3,742	4,021

	$30,343	$49,338

        Net assets mortgaged or subject to lien under the Industrial Development Revenue Bonds totaled approximately $578,000 at June 30, 2002.

        In June 2002, the Company amended and restated its revolving credit line agreement (the "Agreement") with certain banks primarily to increase the maximum borrowings to $110.0 million and to extend the maturity date to June 30, 2005. As of June 30, 2002, the Company had additional available borrowing capacity of approximately $64.6 million. The available borrowings under the Agreement are based on a formula involving a percentage of eligible receivables and inventories adjusted by the Company's standby letters of credit. The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity for the nine month period ended June 30, 2002. Interest on the revolver varies based upon margins over a bank base rate or a LIBOR rate, as selected by the Company. The applicable margin is dependent upon the ratio of the Company's total indebtedness at the end of each fiscal quarter to its operating cash flow for the preceding year. The interest rates for the nine month period ended June 30, 2002, ranged from 3.1% to 6.0%. The interest rate at June 30, 2002 was 3.5%. The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company's main operating subsidiary, and also requires the maintenance of certain financial ratios. The Agreement prohibits the payment of any dividend if a default exists after giving effect to such dividend.

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

6. Reorganization Charges

2002 Reorganization

        On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas. Accordingly, the Company recorded a $1.0 million charge to operations in reorganization costs for the quarter ended March 31, 2002. All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002. Severance payments of $0.7 million and other employee termination costs of $0.3 million are expected to be paid by the end of fiscal 2002. The Company has approximately $0.1 million remaining to be paid, which is included in accrued liabilities as of June 30, 2002.

        In conjunction with the Edinburg closure in fiscal 2001, the net book value of the manufacturing facility of $2,157,000 was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer during the second quarter (in excess of the pre-closure net book value) for this facility, the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2,157,000 reversal was recorded as a credit to reorganization costs in the income statement for the quarter ended March 31, 2002.

        The following summarizes the reorganization costs for the nine months ended June 30, 2002 (in thousands):

Weslaco, Texas cutting facility closing	$1,000
Edinburg, Texas facility write-down reversal	(2,157)

Total reorganization costs	$(1,157)

2001 Reorganization

        On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Accordingly, the Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ended March 31, 2001. Severance and other employee related payments of $5.7 million have been made as of June 30, 2002, and all other employee termination costs are expected to be paid by the end of fiscal 2003. A $0.7 million pretax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

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

        The reorganization costs before tax are summarized as follows (in millions):

	Balance March 31, 2001	Payments and Write-offs	Adjustments	Balance June 30, 2002
Employee termination and related costs	$8.1	$(5.7)	$(1.2)	$1.2
Plant and equipment impairment	3.1	(2.8)	(0.3)	—
Other asset write-downs	1.0	(1.8)	0.8	—
Legal costs	8.6	(2.5)	—	6.1

Total Reorganization Costs	$20.8	$(12.8)	$(0.7)	$7.3

7. Commitments and Contingencies

        The Company had approximately $36.2 million in outstanding letters of credit at June 30, 2002, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

        Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the

Company has appealed the original jury verdicts (see Note 6). Management does not believe that the outcome of these appeals will have a material adverse impact on its financial position, results of operations or cash flows for future periods.

        The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

8. 2002 Asset Sale

        In June 2002, the Company sold a manufacturing facility for net cash proceeds of $80,000 and a four-year note receivable bearing interest at 8.0% and payable in monthly installments with a balloon payment for the outstanding balance at the end of the fourth year. The sale resulted in a pretax gain of approximately $479,000 ($291,000 after tax) or $0.05 per diluted share after tax. The gain on sale was recorded in other income.

9. Shipping and Handling Fees

        The Company records shipping and handling fees as selling, general and administrative expense. For the three months and nine months ended June 30, 2002, such costs were $3.6 million and $9.2 million, respectively. For the three months and nine months ended June 30, 2001, such costs were $3.4 million and $9.1 million, respectively.

10. Net Income Per Common Share—Basic and Diluted

        Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period and the number of equivalent shares assumed outstanding under the Company's stock based compensation plans using the treasury stock method.

        Options to purchase 158,000, 842,551 and 750,610 shares, respectively, were excluded from the diluted earnings per share calculations for the three months ended June 30, 2002 and 2001, and the nine months ended June 30, 2002 because the options' exercise prices were greater than the average market price of the common shares during the respective periods. Additionally, options to purchase 821,084 shares were excluded from the diluted earnings per share calculation for the nine months ended June 30, 2001 as the Company reported a loss before cumulative effect of accounting change for this period.

        Common shares and common share equivalents used to calculate diluted net income (loss) per common share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Weighted average common shares outstanding	6,387	6,504	6,375	6,512
Shares equivalents, due to stock options	156	294	51	—

	6,543	6,798	6,426	6,512

11. New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143.") This Standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 or the first quarter of fiscal 2003 for the Company. Management is still studying this Standard to determine, among other things, whether the Company has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144.") This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. Classification as held for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of fiscal 2003 for the Company. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146.") SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) certain termination benefits to employees who are involuntarily terminated. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management is still evaluating the impact of the adoption of SFAS No. 146.

12. Subsequent Event

        The Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 5, 2002. The dividend of approximately $321,000 will be paid on August 19, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Results of Operations:

Operations

        The Company's third quarter of fiscal 2002 net income of $0.5 million compares to net income of $1.0 million in the third quarter of fiscal 2001. The net loss for the nine months ended June 30, 2002, was $11.1 million compared to net loss of $11.4 million for the nine months ended June 30, 2001. The Company's fiscal 2002 net loss includes the $15.6 million cumulative effect of the accounting change recorded as a result of adopting SFAS No. 142 and a $1.2 million pretax credit for reorganization costs. The Company's net loss for the nine month period ended June 30, 2001, includes the $20.8 million pretax charge to operations for the reorganization of the Company's manufacturing operations and termination of its operations in Japan.

        Net sales for the quarter ended June 30, 2002, increased 2.8% to $111.2 million from $108.2 million for the third quarter of fiscal 2001. The increase in net sales for the third quarter of fiscal 2002 is the combined result of a 18.9% increase in unit sales and a 16.1% decrease in the average sales price. Net sales increased 7.7% to $348.6 million for the nine months ended June 30, 2002, from $323.8 million in the prior fiscal year. The increase in net sales for the nine months ended June 30, 2002, is the combined result of a 23.9% increase in unit sales and a 16.2% decrease in the average sales price. The average sales price decreases for the three and nine months period ended June 30, 2002, relate primarily to the mix of products sold and the intense price pressure in a tough retail environment.

        Gross profit as a percentage of net sales for the third quarter of fiscal 2002 decreased to 27.1% compared to 29.3% for the third quarter of fiscal 2001. Before reorganization costs, gross profit as a percentage of net sales for the first nine months of fiscal 2002 decreased to 28.1% compared to 30.9% in the first nine months of fiscal 2001. The decreases in gross profit for the three and nine month periods ended June 30, 2002, are primarily the result of more competitive customer pricing as a result of a tough retail environment and inventory markdowns.

        Selling, general and administrative expenses as a percentage of net sales decreased to 26.4% for the three month period ended June 30, 2002, as compared to 26.7% for the same period ended June 30, 2001. Actual selling, general and administrative expenses increased to $29.3 million in the third quarter of fiscal 2002 compared to $28.9 million in the same quarter in fiscal 2001. The $0.4 million increase in selling, general and administrative expenses for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 relates to a $0.2 million decrease in selling and administrative expenses, a $0.4 million decrease in women's division expenses principally related to goodwill amortization, and a $0.2 million decrease in international expenses due to exiting Japan, offset by a $0.7 million increase in new licensing expenses mainly related to Claiborne and a $0.5 million increase in retail expenses related to new store expenses.

        Selling, general and administrative expenses as a percentage of net sales decreased to 26.0% for the nine month period ended June 30, 2002, as compared to 28.6% for the same period ended June 30, 2001. Actual selling, general and administrative expenses decreased to $90.5 million for the nine months ended June 30, 2002, compared to $92.7 million in the first nine months of the prior fiscal year. The decrease of $2.2 million in selling, general and administrative expenses for the first nine months of fiscal 2002 compared to fiscal 2001 primarily related to a $5.3 million decrease in selling, marketing and advertising expenses, a $1.2 million decrease in international expenses due to exiting Japan, and a

$1.5 million decrease in women's division expenses mainly related to goodwill amortization, offset by a $1.2 million increase in administrative expenses, a $1.7 million increase in store expenses related to new stores and in-store advertising, and a $2.9 million increase in licensing expenses mainly related to Claiborne.

        Royalty income for fiscal 2002 decreased from fiscal 2001, primarily due to reduced domestic licensee sales.

        In June 2002, the Company sold a manufacturing facility for net cash proceeds of $80,000 and a note receivable bearing interest at 8.0% and payable in monthly installments with a balloon payment for the outstanding balance at the end of the fourth year. The sale resulted in a pretax gain of approximately $479,000 ($291,000 after tax) or $0.05 per diluted share after tax. The gain on sale was recorded in other income.

        In the third quarter of fiscal 2002, the provision for income taxes as a percentage of income before taxes was 42.9% compared to 46.8% for the same quarter last year. For the nine months ended June 30, 2002, the provision (benefit) for income taxes as a percentage of income before taxes and cumulative effect of accounting change was 39.3% compared to (26.3%) for the same period last year. The effective tax rates differ from the federal statutory rate primarily due to foreign and state taxes and non-deductible goodwill amortization in fiscal 2001.

Critical Accounting Policies

        On December 12, 2001, the SEC issued FR-60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to prepare adequate disclosure that will facilitate an understanding of their financial status and the possibility, likelihood and implications of changes in their financial and operating status. FR-60 encourages companies to aid awareness in their "critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions." The Company's accounting policies are disclosed in its 2001 Report on Form 10-K. There have been no material changes to these policies except for the adoption of SFAS No. 142 during fiscal 2002.

        Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable; inventory valuation; amortization and recoverability of long-lived assets, including goodwill; litigation accruals, the calculation of workers' compensation liabilities; revenue recognition; and reorganization charges. Management bases its estimates and judgments on the Company's substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Asset Impairment—Goodwill

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

Healthcare and Workers' Compensation Liabilities

        The Company records estimates for certain healthcare and workers' compensation costs that are self-insured programs. These reserves and the related benefit expenses are developed using actuarial principles and assumptions which consider a number of factors, including historical claim experiences. Each period, the Company estimates the relevant factors, based primarily on historical data and uses this information to determine the assumptions underlying its reserve calculations. An extensive degree of judgment is used in this estimation process. Should a greater amount of claims occur than what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional charges to the consolidated financial statements could be required.

Revenue Recognition

        Revenue from the sale of products is generally recognized upon shipment of products to customers. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized when sales are recorded and are based on historical trends. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates.

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

        The change in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows:

Balance as of October 1, 2001	$25,050
Impairment loss under SFAS No. 142	(15,578)

Balance as of June 30, 2002	$9,472

2002 Reorganization

        On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas as part of the implementation of its strategy to source production internationally. Accordingly, the Company recorded a $1.0 million charge to operations in reorganization costs for the quarter ended March 31, 2002. All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002. Severance payments of $0.7 million and other employee termination costs of $0.3 million are expected to be paid by the end of fiscal 2002. The Company has approximately $0.1 million remaining to be paid, which is included in accrued liabilities as of June 30, 2002. The impact of closing this facility will result in approximately $0.3 to $0.6 million annually in cost savings, depending on production volumes.

        In conjunction with the Edinburg closure in fiscal 2001, the net book value of the manufacturing facility of $2,157,000 was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer during the second quarter (in excess of the pre-closure net book value) for this facility, the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2,157,000 reversal was recorded as a credit to reorganization costs in the income statement for the quarter ended March 31, 2002.

        The following summarizes the reorganization costs for the nine months ended June 30, 2002 (in thousands):

Weslaco, Texas cutting facility closing	$1,000
Edinburg, Texas facility write-down reversal	(2,157)

Total reorganization costs	$(1,157)

2001 Reorganization

        On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. Closure of the Edinburg facility was part of the implementation of the Company's strategy to source its production internationally. The Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ended March 31, 2001. Severance and other employee related payments of $5.7 million have been made as of June 30, 2002, and all other employee termination costs are expected to be paid by the end of fiscal 2003. A $0.7 million pretax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

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

        The reorganization costs before tax are summarized as follows (in millions):

	Balance March 31, 2001	Payments and Write-offs	Adjustments	Balance June 30, 2002
Employee termination and related costs	$8.1	$(5.7)	$(1.2)	$1.2
Plant and equipment impairment	3.1	(2.8)	(0.3)	—
Other asset write-downs	1.0	(1.8)	0.8	—
Legal costs	8.6	(2.5)	—	6.1

Total Reorganization Costs	$20.8	$(12.8)	$(0.7)	$7.3

Commitments and Contingencies

        The Company had approximately $36.2 million in outstanding letters of credit at June 30, 2002, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

        Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. Management and legal counsel believe the verdicts in these lawsuits are both legally and factually incorrect, and the Company has appealed the original jury verdicts. Management does not believe that the outcome of these appeals will have a material adverse impact on its financial position, results of operations or cash flows for future periods.

        The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations for future periods.

Liquidity and Capital Resources

        The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk because most of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the factors related to the credit risk of specific customers, historical trends and other information. The Company's trade accounts receivable, including amounts due from the factor, decreased approximately $20.7 million to $50.6 million at June 30, 2002, from $71.3 million at September 30, 2001. This decrease is primarily the result of decreased sales in the third quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001.

        Inventories as of June 30, 2002, decreased to $95.3 million from $97.7 million at September 30, 2001. Inventory levels at September 30, 2001 were higher in anticipation of increased seasonal sales during the Company's first quarter of fiscal 2002.

        In June 2002, the Company amended and restated its revolving credit line agreement with certain banks primarily to increase the maximum borrowings to $110.0 million and to extend the maturity date to June 30, 2005. As of June 30, 2002, the Company had $21.0 million outstanding on the revolver and had additional available borrowing capacity of approximately $64.6 million. The available borrowings under the facility are based on a formula involving a percentage of eligible receivables and inventories adjusted by the Company's standby letters of credit. Interest on the outstanding debt varies based upon margins over a bank base rate or a LIBOR rate, as selected by the Company. The applicable margin is dependent upon the ratio of the Company's total indebtedness at the end of each fiscal quarter to its operating cash flow for the preceding year. In addition, the Company is required to maintain certain financial ratios. The Company's failure to satisfy these ratios could adversely affect the Company's ability to acquire future capital to meet its needs.

        The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity for the nine months ended June 30, 2002. The interest rates for the quarter ended June 30, 2002, ranged from 3.1% to 4.8% and were based on floating market rates (LIBOR or prime rate). The interest rate at June 30, 2002 was 3.5% for the revolving credit facility.

        For the nine months ended June 30, 2002, cash flows provided by operating activities were approximately $22.5 million. The cash provided from operations was primarily the result of income as adjusted for non-cash items, a $20.7 million decrease in accounts receivable, including receivables due from factor, and a $2.4 million decrease in inventories, offset by a $6.2 million decrease in accounts payable and a $3.7 million decrease in accrued wages, workers' compensation, other employee benefits and other accrued liabilities. For the nine months ended June 30, 2001, the cash used of $4.4 million was primarily the result of an $11.3 million increase in inventories and a $3.1 million decrease in accrued wages, workers compensation, other employee benefits and other accrued liabilities, offset by a $10.3 million decrease in accounts receivable and due from factor and a $2.3 million increase in accounts payable.

        The Company used approximately $3.1 million in investing activities for the nine months ended June 30, 2002, primarily due to purchases of property, plant and equipment of $1.9 million principally related to fixtures and leasehold improvements for new retail stores as well as an increase in other assets of $1.3 million due to additional premium payments primarily related to executive variable life insurance policies. For the nine months ended June 30, 2001, the Company used approximately $6.2 million in investing activities, primarily related to the purchase of property, plant and equipment of $3.9 million, and a $2.3 million increase in other assets.

        Cash flows used in financing activities of $19.8 million for the nine months ended June 30, 2002, were primarily the result of a net decrease in long-term debt of $19.3 million and dividend payments of $1.0 million. Comparatively, cash flows provided from financing activities of $15.4 million for the same period last year were primarily the result of a net increase in long-term debt of $17.0 million, offset by a $1.0 million payment of cash dividends and the purchase of $0.7 million in treasury stock.

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

        The Company's primary source of liquidity over the past nine months has been cash flows from operations. The Company's future cash flows from operations may be impacted by factors including, but not limited to:

  •
  the ability of the company to retain existing customers;

  •
  the cancellation or delay of customer orders;

  •
  changes in sales mix;

  •
  changes in general economic conditions;

  •
  management's effectiveness in managing the manufacturing process;

  •
  the ability to collect in full, and in a timely manner, amounts; due the Company.

        The Company is dependent upon its ability to retain existing customers. The Company's failure to retain existing customers could significantly affect future profitability of the Company. The timing and volume of customer purchases can vary significantly from period to period. There is no assurance that the volume from any particular customer will continue beyond the current period. The loss of business of one or more principal customers or a change in the number or character of projects for a particular customer could have a material adverse effect on the Company's sales volume, profitability, financial position and cash flows.

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

        Management's effectiveness in managing its manufacturing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, and inventory levels. The Company's effectiveness in managing these areas could impact future profitability.

        The Company has significant accounts receivable due from its customers. From time to time, certain of these accounts receivable have become unusually large and/or overdue, and on occasion, the Company has written off significant accounts receivable balances. The failure of the Company's customers to pay in full amounts due to the Company could affect future profitability.

        From time to time, the Company will sell or dispose of assets which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner which is profitable to the Company. In addition, the Company will make investments in assets that management believes are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company can obtain a reasonable return on the investments.

        The Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 5, 2002. The dividend of approximately $321,000 will be paid on August 19, 2002.

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

        The Company has disclosed information pertaining to these transactions in its 2001 Report on Form 10-K. In addition, the Company has prepared schedules suggested by the SEC in FR-61 for the period ended June 30, 2002.

Payments Due By Fiscal Years (In thousands)

Contractual Obligations	2002	2003-2004	2005-2006	Thereafter	Total
Long-Term Debt (1)	$4	$7,409	$26,672	$—	$34,085
Operating Leases	2,105	12,980	6,497	2,071	23,653
Minimum royalties under licenses (2)	550	3,800	3,000	—	7,350
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Cash Obligations	$2,659	$24,189	$36,169	$2,071	$65,088

(1)
Long-Term Debt includes $4.0 in capital lease obligations remaining for fiscal 2002. In fiscal 2005-2006, $21 million of the total is the revolving credit facility which expires June 30, 2005, if not renewed.

(2)
Royalties paid under trademark licenses are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

        The Company has other financial commitments as of June 30, 2002, that may require the use of funds under certain circumstances. The Company has outstanding $28.9 million of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. These letters of credit, generally for periods of less than six months, will only be paid upon satisfactory receipt of the inventory by the Company. The Company has entered into $7.3 million of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143.") This Standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003. Management is still studying this Standard to determine, among other things, whether the Company has any asset retirement obligations which are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting SFAS No. 143 has not yet been determined.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ("SFAS No. 144."). This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. Classification as held for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of our fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146.") SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) certain termination benefits to employees who are involuntarily terminated. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management is still evaluating the impact of the adoption of SFAS No. 146.

Forward Looking Statements

        Certain statements used in the preceding discussion and elsewhere in this Quarterly Report on Form 10-Q, including statements regarding the future financial position and results of operations of the Company, business strategy and plans and objectives of management for future operations and statements containing the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to the company, are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company's actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. In addition, from time to time the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, which could cause actual results to differ materially from those in such forward-looking statements.

        Although the Company believes that any forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will in fact occur and cautions that actual results may differ materially from those in any forward-looking statements. A number of factors could affect the results of the Company or the apparel industry generally and could cause the Company's expected results to differ materially from those expressed in this filing. These factors include, among other things:

  •
  Changes in general business conditions,

  •
  Impact of competition in the apparel industry,

  •
  Changes in the performance of the retail sector in general and the apparel industry in particular,

  •
  Seasonality of the Company's business,

  •
  Changes in consumer acceptance of new products and the success of advertising, marketing and promotional campaigns,

  •
  Changes in laws and other regulatory actions,

  •
  Changes in labor relations,

  •
  Political and economic events and conditions domestically or in the foreign jurisdictions in which the Company operates,

  •
  Unexpected judicial decisions,

  •
  Changes in interest rates and capital market conditions,

  •
  Inflation,

  •
  Acquisition or dissolution of business enterprises,

  •
  Natural disasters, and

  •
  Unusual or infrequent items that cannot be foreseen or are not susceptible to estimation.

        The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

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

        The Company is exposed to interest rate risk primarily through its borrowing activities. As of June 30, 2002, the Company had $23.3 million outstanding under its revolving credit line agreement and other variable rate debt. See Item 1.—Notes to Consolidated Financial Statements—Long-term Debt for additional discussion of the terms of the Company's credit facility.

        A one percentage point increase in the variable interest rate based on debt amounts outstanding at June 30, 2002, would result in an approximately $0.2 million reduction in annual pretax earnings.

Part II. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibit 10(a)—Second Amended and Restated Credit Agreement dated June 13, 2002, between the Company and JP Morgan Chase Bank, as agent for a bank syndicate.

  (b)
  A Form 8-K was filed on April 2, 2002 announcing a change in the Company's independent accountants under Item 4 and a Form 8-K was filed on April 24, 2002 announcing the Company's second quarter earnings under Item 9.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.,
Date: August 14, 2002	By:	/s/ DAVID M. TEHLE David M. Tehle Executive Vice President, Secretary and Chief Financial Officer
Signed on behalf of the registrant and as principal financial officer.