Form 10-K
period 2002-09-30
HAGGAR CORP
filed 2002-12-20
CIK 892533

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-20850

HAGGAR CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	75-2187001 (I.R.S. Employer Identification Number)
6113 Lemmon Avenue Dallas, Texas (Address of principal executive offices)	75209 (Zip Code)

        Registrant's telephone number, including area code: (214) 352-8481

        Securities registered pursuant to Section 12(b) of the Act:
 None.

        Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.10 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

        Yes ☐    No ☒

        As of December 19, 2002 there were 6,418,426 shares of common stock outstanding. The aggregate market value of the 5,864,912 shares of the common stock of Haggar Corp. held by non-affiliates on such date (based on the last sale price of these shares reported on the Nasdaq National Market System) was approximately $72.3 million.

Documents incorporated by reference

        The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

This page intentionally left blank.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts contained in this report, including statements regarding Haggar Corp.'s (together with its subsidiaries, the "Company") future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that the Company believes may affect its financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that could affect the results of the Company or the apparel industry generally and could cause the Company's expected results to differ materially from those expressed in this Annual Report on Form 10-K. These risks, uncertainties and assumptions are described in "Item 1. Business" of this Annual Report on Form 10-K and include, among other things:

  •
  changes in general business conditions,

  •
  changes in the performance of the retail sector in general and the apparel industry in particular,

  •
  seasonality of the Company's business,

  •
  changes in retailer and consumer acceptance of new products and the success of advertising, marketing, and promotional campaigns,

  •
  impact of competition in the apparel industry,

  •
  availability and cost of raw materials,

  •
  changes in laws and other regulatory actions,

  •
  changes in labor relations,

  •
  political and economic events and conditions domestically or in foreign jurisdictions in which the Company operates or has apparel products manufactured, including, but not limited to, acts of terrorism, war, or insurrection,

  •
  unexpected judicial decisions,

  •
  changes in interest rates and capital market conditions,

  •
  acquisitions or dissolution of business enterprises, including the ability to integrate acquired businesses effectively,

  •
  natural disasters, and

  •
  unusual or infrequent items that cannot be foreseen or are not susceptible to estimation.

        In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Part I

ITEM 1. BUSINESS

Overview

        Haggar Corp., together with its subsidiaries (collectively the "Company"), designs, manufactures, imports and markets casual and dress men's and women's apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests in the United States and abroad. Apparel products are offered in a wide variety of styles, fabrics, colors and sizes. The Company's operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels.

        The Company's wholesale segment is the primary distribution channel through which the Company sells its products. The wholesale segment designs, manufactures, imports and markets casual and dress men's and women's apparel to retailers throughout North America and the United Kingdom. Products are sold through approximately 10,000 retail stores operated by the Company's customers, which include major department stores, specialty stores and mass market retailers throughout North America and the United Kingdom. The Company markets its premium men's apparel products under the Haggar® brand name, and markets more moderately priced lines of men's clothing under a variety of trademarks offered by its mass-market retailer division, The Horizon Group. The Horizon Group also offers retailers quality men's apparel bearing the retailers' own label. The Company offers its women's apparel products under the Haggar® brand and several other trademarks offered by its women's wear subsidiary, Jerell, Ltd. ("Jerell").

        The Company's retail segment markets Haggar® branded products through 68 Company operated retail stores located in the Company's Dallas headquarters and in outlet malls throughout the United States. As of September 30, 2002, the Company operated 63 such stores which market first quality Company products to the general public. These stores also serve as a retail marketing laboratory for the Company. In addition, the Company has five retail stores featuring overruns and seconds.

        The Company's licensing segment generates royalty income by licensing the Company's trademarks for use by other manufacturers of specified products in specified geographic regions.

        The Company conducts its foreign operations through Haggar Apparel, Ltd. and Haggar Canada Co., which market the Company's branded products in the United Kingdom and Canada, respectively.

        The Company was established in 1926 by J. M. Haggar, Sr., and has built its reputation by offering high quality, ready-to-wear apparel at affordable prices through innovations in product design, marketing and customer service. Both Haggar Corp. and Haggar Clothing Co., the Company's primary subsidiary, were incorporated in Nevada in 1989.

Business Strategies

        The Company has identified the following goals for fiscal 2003:

  •
  enhance Haggar® brand equity;

  •
  increase net sales; and

  •
  increase return on equity to stockholders.

        To achieve these goals, the Company has adopted the following strategies:

        Increase Haggar® Brand Equity.    Since the Company's founding in 1926, the Haggar® brand has meant quality, fit and fashion men's apparel. The Company is the market leader in sales of men's dress pants, custom-fit suits (separately sized pants and matching jackets which may be purchased together to form a suit requiring little or no alteration) and sportcoats, and holds the number two market share in men's casual pants, as measured by the National Panel Diary. The Company believes that consistent product performance, visible national advertising and marketing support are key elements in maintaining and increasing market share. The Company seeks to continue to enhance the Haggar® brand with products and services that are valued by both retailer customers and value-conscious consumers and to expand Haggar® brand awareness in the women's wear arena. The Company believes that its fundamental values, including innovative products, excellent service and fair prices, have kept its brand relevant to retail customers. The Company further supports the brand with co-operative advertising, point-of-sale signage and in-store fixtures. The Company's comprehensive marketing plan for fiscal 2003 benefits from the Company's long-term presence and leadership as a significant men's wear resource for consumers.

        Introduce New Products.    During fiscal 2002, the Company introduced the Haggar® comfort fit waistband for men's pants which includes hidden elastic extensions in the waistband. During fiscal 2003, the Company plans to develop new men's wear models with a variety of fabrics and styles using the comfort fit waistband. The Company also plans to manufacture and market comfort fit waistband pants to women beginning in fiscal 2003.

        Expand Licensing of Trademarks.    The Company plans to strengthen its market position in men's pants by seeking to enter into license agreements with other recognized apparel brands. The Company believes that the Claiborne® license agreement, which was executed in fiscal 2001, will continue to be a meaningful channel for sales growth during fiscal 2003. The Company recently announced that it will enter into a licensing arrangement with Kenneth Cole® during fiscal 2003.

        Expand Private Label Business.    The Company plans to expand its private label business into women's wear by leveraging the Company's expertise gained through both the Jerell acquisition and the operation of The Horizon Group. The Company has developed systems through which to service global customers such as Nike, Bloomingdale's, J.C. Penney and Wal-Mart. The Company will continue to identify opportunities to offer women's wear labels using this infrastructure.

        Actively Manage Costs and Collections.    The Company has implemented expense control initiatives and identified vendors to provide high-quality, low-cost product sourcing from over 20 foreign countries. The Company's sourcing team seeks to identify, evaluate and take advantage of opportunities to expand and improve the Company's contracted manufacturing resources and to enhance the Company's supply chain performance. The Company continues to seek to realize greater efficiencies by managing its apparel product inventory on an as needed basis. In addition, the Company seeks to continue to actively monitor and pursue collections on its receivables from customers by continuous follow-ups with customers and monitoring of customer deductions. Bad debts as a percentage of net sales were less than 1.0% in each of the Company's last three fiscal years. The Company anticipates that these initiatives will increase the availability of financial resources to facilitate growth through additional national advertising and strategic acquisitions.

        Pursue Strategic Acquisitions.    The Company continues to seek growth through strategic acquisitions. The Company seeks well-run businesses with proven management teams and strong product recognition in categories that

  •
  complement the Company's existing businesses,

  •
  are expected to be accretive to the Company's earnings per share and

  •
  enable the Company to leverage operational efficiencies to create synergies between the Company and the acquired business.

Products and Major Brands

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

        A significant portion of the Company's apparel lines consists of basic, recurring styles, which the Company believes are less susceptible to "fashion markdowns," as compared with higher fashion apparel lines. Thus, while the Company strives to offer current fashions and styles, the bulk of its product lines changes relatively little from year to year. This consistency in product lines enables the Company to operate on a cost-efficient basis and to more accurately forecast the demand for particular products.

        Haggar®.    The Company's Haggar® brands represented 69.5% of its total apparel sales in fiscal 2002. These brands receive widespread recognition among United States consumers for high quality, affordable men's and women's apparel. The full range of men's products offered by the Company is marketed under these brands, including dress and casual pants, sportcoats, suits, shirts and shorts. The Company has developed specific product lines under these brands, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company's traditional strength in men's dress apparel. These product lines include Haggar Black Label®, American Generations®, Collections™, City Casuals® and Heritage™. In addition, the Company markets a line of men's activewear under the Haggar Golf™ brand. The Haggar® brand is also licensed to manufacturers of related apparel and accessories in categories outside the core product lines of the Company.

        The Haggar Black Label® line comprises the Company's premium quality khakis and dress pants, custom-fit suits and sport coats, sweaters, outerwear, shoes and socks, dress shirts and ties, belts and wallets, and woven and knit casual shirts. American Generations® is a line composed of 100% cotton khakis and casual pants, shorts, socks, shoes, belts, wallets, sweaters and outerwear. The Collections™ line comprises dress pants, sport coats, dress shirts and ties, shoes and socks, and outerwear. City Casuals® is an urban dweller and office casual line including knit and woven shirts, pants and jackets, sweaters and sweater vests and outerwear. The Heritage™ line represents the Company's foundation label consisting of its historical mainstay products, casual and dress pants and sportcoats. Haggar Golf™ is a line of men's activewear including shirts, shorts, sweater vests and pants in a variety of colors and fabrics.

        Haggar® branded women's wear products, including dress and casual pants, shirts, sweaters, vests and skirts, were introduced in fiscal 2000. These products expand on the Company's reputation for affordable quality and style.

        Haggar® branded products are sold nationwide primarily in major department stores, including J.C. Penney Company, Inc., May Company Department Stores, Federated Department Stores, Mervyn's California and Kohl's Department Stores. The Company also markets its Haggar® branded clothing through its own retail stores located in the Company's Dallas headquarters and in outlet malls throughout the United States.

        The Horizon Group.    The Company's mass retailer division, The Horizon Group, markets men's apparel products including dress pants, casual pants, shorts, suits, sportcoats and shirts. These products, which are offered at lower price points than Haggar® brand products, are primarily sold to Wal-Mart Stores, Inc.

        In addition to manufacturing products under its own labels, the Company also manufactures men's apparel for certain of its customers under the individual store's proprietary label. The Company's specialty label products are primarily sold to department stores such as J.C. Penney Company, Inc.

        Jerell.    The Company's women's wear subsidiary, Jerell, markets women's sportswear including dresses, skirts, pants, and vests. These product lines are primarily sold to major department stores, including Dillards, and catalog suppliers, such as Coldwater Creek.

Introduction of New Products

        The Company emphasizes the introduction of new products in order to capitalize on its brand recognition and retailer relationships. During fiscal 2002, the Company introduced the Haggar® comfort fit waistband for men's and women's pants which include elastic extensions hidden in the waistband. The invisible panels expand and contract along with the body, providing the flexibility to bend, reach, sit, stand or tuck in one to two layers without sacrificing a perfect fit. The Company also recently introduced Tempratech™ men's pants with a moisture wicking fabric, as well as its Microluxe™ and MicroMattique® men's pants featuring microfiber fabrics. In addition, the Company also continues to expand its lines of shirts designed to complement its pant product lines. While there is substantial competition in these markets, the Company believes that it is well positioned to take advantage of market opportunities.

Advertising and Marketing

        The Company seeks to promote overall brand awareness for the stable of brands that it owns or licenses, principally through consumer advertising, in-store shop and fixtured area programs, and through the use of retail marketing assistants.

        The Company supports the Haggar® brand and other brands such as DKNY® and Claiborne® through various advertising and promotional programs. The Company has advertised the Haggar® brand on national and local television and radio and in consumer and trade publications. In addition, the Company participates in cooperative advertising on a shared cost basis with major retailers in radio, television and various print media.

        An important feature of the Company's marketing strategy is its in-store shop and fixtured area program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for exclusive sale of the Company's products by the retailer. This program enables the retailer to create an environment consistent with the Company's image and to display and stock a greater volume of the Company's products per square foot of retail space. Such shops and fixtured areas encourage longer term commitment by the retailer to the Company's products. The Company believes that these shops and fixtured areas increase consumer product recognition and loyalty because of the retail customer's familiarity with the location of the Company's products in the store.

        The Company also employs an extensive staff of retail marketing assistants located throughout the United States. These assistants educate the retailers' salespeople about the Company's current products, provide the Company with first-hand feedback concerning consumer reaction to the Company's products and coordinate the in-store displays with its retailers.

Trademarks and Licensing

        The Company owns many federal trademark registrations and has several new trademark applications pending in the United States Patent and Trademark Office. The Company has also registered or applied for registration of a number of trademarks for use on a variety of apparel items in various foreign countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the manufacturing and marketing of its products.

        The Company seeks to capitalize on consumer recognition and acceptance of the Haggar® brands by licensing, both domestically and internationally, the use of these trademarks on a variety of products. Typically, the licensee's agreement with the Company gives the licensee the right to produce, market and sell specified products in a particular country or region under one or more of the Company's trademarks. For example, the Company has granted exclusive domestic licenses to unaffiliated manufacturers for the production and marketing of men's leather goods, neckwear, dress shirts, sweaters, hosiery and outerwear under the Haggar® trademark.

        In addition to using and licensing its own trademarks, the Company is the licensee of certain trademarks owned by other apparel companies. The Company has entered into license agreements to manufacture and market certain men's pants and shorts under the DKNY® and Claiborne® trademarks. The DKNY® license expires on June 30, 2003. The Claiborne® license expires in December 2005. The Claiborne® license is subject to renewal by the Company for an additional five years, provided that certain net sales thresholds are obtained by the Company. The Company estimates that the net sales levels will be met for the license renewal.

        The Company recently announced that it will enter into a licensing agreement with Kenneth Cole® during fiscal 2003. The Kenneth Cole® license provides the Company with the opportunity to further extend its distribution channels at retail.

Manufacturing and Materials Sourcing

        Products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

        As part of the Company's strategy to source production internationally, during fiscal 2002 and 2001, the Company closed its remaining domestic manufacturing facilities and announced the fiscal 2003 closure of a manufacturing facility in the Dominican Republic. The plant closure was completed in November 2002. See "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Reorganization" for additional discussion of these plant closures.

        As a result of the Company's international production strategy, during fiscal 2002, less than 1% of the Company's products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Domestic manufacturing during fiscal 2002 consisted exclusively of women's apparel produced by unaffiliated companies. Approximately 17% of the Company's foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining foreign-made products manufactured by unaffiliated companies in Asia, South America, Central America, Mexico and the Dominican Republic. The Company has no long-term contracts with any of its third-party manufacturers, but does not anticipate the shortage of manufacturing services.

        Raw materials used in the Company's manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton or wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases buttons, thread, zippers, trim and other items from a large number of other suppliers. Ten U.S. vendors supplied approximately 62% of the Company's fabric and trim requirements during the fiscal year ended September 30, 2002. The Company has no long-term contracts with any of its suppliers, but does not anticipate substantial shortages of raw materials in fiscal 2003.

Distribution

        In the United States, wholesale and retail distribution currently occurs at its Customer Service Center in Fort Worth, Texas, which consists of approximately 660,000 square feet of warehouse space. The facility is owned by the Company and is staffed by employees under the complete control of the Company. The Fort Worth facility is the Company's main customer service center and incorporates state-of-the-art systems and equipment to monitor and track all the Company's product to ensure efficient and effective shipping capabilities and enhanced functionality to allow the Company to offer value-added services to customers including special ticketing, customer-specific stock keeping unit information, and product-enhancing packaging. The Company's Canadian and United Kingdom distribution is performed by third party logistics companies.

Quality Control

        The Company's quality control program is designed to ensure that purchased goods meet the Company's standards. The Company inspects prototypes of each product prior to production by third parties and performs several in-line inspections and a final inspection prior to shipment. All finished goods for domestic distribution are shipped to the Company's Customer Service Center for re-inspection and distribution.

Management Information Systems

        The Company believes that high levels of automation and technology are essential to maintain its competitive position and the Company continues to invest in computer hardware, systems applications and networks to enhance and to speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its operations. The Company utilizes computer-aided design stations for use by the design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company also uses an Electronic Data Interchange ("EDI") system to receive on-line orders from its customers and a related electronic method to accumulate sales information on its products. This technology enables the Company to provide valuable sales information and inventory maintenance information services to its customers who have adopted such technology. The Company's larger customers communicate with the Company through EDI technology.

Dependence on Key Customers

        The Company's largest customer in fiscal 2002, J.C. Penney Company, Inc., accounted for approximately 21%, 23% and 25% of the Company's net sales during the fiscal years ended September 30, 2002, 2001 and 2000, respectively, and approximately 25% and 22% of the Company's outstanding trade receivables as of September 30, 2002 and 2001, respectively. The Company's second largest customer in fiscal 2002, Kohl's Department Stores, Inc., accounted for approximately 16%, 12% and 11% of the Company's net sales during the fiscal years ended September 30, 2002, 2001 and 2000, respectively, and approximately 13% and 11% of the Company's outstanding trade receivables as of September 30, 2002 and 2001, respectively. The Company's third largest customer in fiscal 2002, Wal-Mart Stores, Inc., accounted for approximately 9%, 11% and 8% of the Company's net sales for the fiscal years ended September 30, 2002, 2001, and 2000, respectively, and approximately 6% and 7% of the Company's outstanding trade receivables as of September 30, 2002 and 2001, respectively. No other customer accounts for more than 10% of net sales. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company. The Company has no long-term commitments or contracts with any of its customers.

Competition

        The apparel industry is highly competitive due to its fashion orientation, its mix of large and small producers, the flow of imported merchandise and a wide variety of retailing methods. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel products, some of which may be significantly larger and have greater marketing and financing resources than the Company. Intense competition in the apparel industry can result in significant discounting and lower gross margins. As measured by the National Panel Diary, the Company is the market leader in sales of men's dress pants, custom-fit suits (separately sized pants and matching jackets which may be purchased together to form a suit requiring little or no alteration) and sportcoats, and holds the number two market share in men's casual pants.

        The principal elements of competition in the apparel industry include style, quality and price of products, brand loyalty and advertising. The Company's product innovations and value-added services, such as floor-ready merchandise, electronic data interchange, fixturing and concept shops, position it to compete as a market leader. The Company also believes that its brand recognition, merchandise with relatively low vulnerability to changing fashion trends, and affordable pricing enhance its competitive position in the apparel industry. Additionally, the Company believes its advertising campaigns promote consumer demand for its products and enhance its brand and Company name recognition and image.

Seasonality

        During the last three fiscal years, the Company's sales have exhibited some seasonality with higher sales and income in its second and fourth quarters, which is prior to the selling season for spring and fall merchandise, respectively. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

Order Backlog

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

Employees

        The Company employs approximately 1,500 persons domestically and 2,100 persons in foreign countries. Of the foreign employees, 341 employees will be terminated in fiscal 2003 due to the closure of a manufacturing facility in the Dominican Republic. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Reorganization" for further discussion of the plant closure. In fiscal 2002, approximately 2,000 employees were engaged in manufacturing operations and the remainder were employed in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities. None of the Company's domestic employees are covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements covering its foreign employees, applicable labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

Risks Related to the Company's Business

        An investment in the Company involves certain risks and uncertainties. The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K should be carefully considered. If any of the events described below or elsewhere occurs, the Company's business could be adversely affected in a material way.

Dependence on Key Customers

        The Company's largest customers are J.C. Penney Company, Inc., Kohl's Department Stores, Inc. and Wal-Mart Stores, Inc. The loss of the business of one or more of these customers could have a material adverse effect on the Company.

Uncertainties in Apparel Retailing

        The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company. While various retailers, including some of the Company's customers, experienced financial difficulties in the past three years which increased the risk of extending credit to such retailers, the Company's bad debt experience has been limited. Under the Company's current credit and collection arrangements, the bankruptcy of a customer which continues to operate and carry the Company's products should not have a material adverse effect on the Company.

Competition

        The apparel industry is highly competitive in the United States and abroad. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel, some of which may be significantly larger and have greater marketing and financial resources than the Company. Management believes that the Company's ability to compete effectively depends upon its continued flexibility in responding to market demand and its ability to offer fashion conscious consumers a wide variety of high quality apparel at competitive prices.

Dependence on Third-Party Manufacturers

        The Company is dependent upon third parties for the manufacture of a substantial portion of its products. The inability of a manufacturer to ship orders of the Company's products in a timely manner, including as a result of local financial market disruption which could impair the ability of such suppliers to finance their operations, or to meet quality standards, could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's financial condition and results of operations. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner and the loss of such suppliers could have a material adverse effect on the Company's short-term operating results.

        Substantially all of the Company's products are manufactured by third parties located outside the United States. The Company's foreign production and sourcing operations are subject to various risks of doing business abroad, including quotas, work stoppages and other restrictions and regulations relating to imports and, in certain parts of the world, political or economic instability. Although the Company's operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its relationships with its foreign suppliers could adversely affect its operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amounts of certain categories of merchandise that may be imported into the United States.

Any material increase in duty levels or material decrease in quota levels, or material decrease in available quota allocations could materially adversely affect the Company.

Dependence on Fort Worth Distribution Center

        The Company operates the majority of all of its warehouse and distribution activities in the United States out of one main distribution center in Fort Worth, Texas. Any major work disruption at the Company's Fort Worth facility could have a material adverse effect on the Company. Although the Company believes it could utilize other warehousing companies to satisfy its shipping and distribution functions, there can be no assurance that these warehousing companies could be utilized in a timely manner and the inability to service the Company's customers for any period of time could materially adversely affect the Company.

Risks of Strategic Acquisition Strategy

        The Company seeks growth through strategic acquisitions of other apparel businesses. The Company cannot assure you that its strategic acquisition strategy will be successful. The success of the Company's acquisition strategy is dependent upon a number of factors, including:

  •
  the Company's ability to identify suitable acquisition candidates,

  •
  the Company's ability to negotiate favorable acquisition terms, including purchase price, which may be adversely affected due to increased competition with other buyers,

  •
  the availability of financing on terms favorable to the Company, or at all,

  •
  the Company's ability to integrate effectively the systems and operations of acquired businesses, and

  •
  the Company's ability to retain key personnel of acquired businesses.

        Acquisitions involve a number of other risks, including diversion of management's attention from other business concerns and the assumption of known or unknown liabilities of acquired businesses. The integration of acquired businesses may place significant strains on the Company's current operating and financial systems and controls. The Company may not successfully overcome these risks or any other problems encountered in connection with its acquisition strategy.

ITEM 2. PROPERTIES

        The Company's principal executive offices are located at 6113 Lemmon Avenue, Dallas, Texas 75209. The general location, use, approximate size and information with respect to the ownership or lease of the Company's principal properties currently in use are set forth below:

Location	Use	Approximate Square Footage	Owned/ Leased	Lease Expiration
Dallas, Texas	Headquarters and Retail Store	443,000	Owned
Dallas, Texas	Jerell Headquarters and Warehouse	121,000	Leased	2004
Fort Worth, Texas	Warehouse & Distribution	660,000	Owned
Weslaco, Texas(1)	Fabric Cutting	115,000	Owned
Weslaco, Texas	Warehouse	137,000	Owned
Edinburg, Texas(2)	Property Held for Sale	121,000	Owned
Leon, Mexico	Manufacturing	39,000	Owned
La Romana, Dom. Rep.(3)	Manufacturing	41,000	Leased	2001
Higuey, Dom. Rep.(4)	Manufacturing	13,000	Leased	2011
Oklahoma City(2)	N/A	95,000	Leased	2011
Various (67 locations)(5)	Retail Sales	233,000	Leased	2002 - 2009

(1)
The Company ceased operations at this facility during the second quarter of fiscal 2002. The Company has now moved the cutting operations to third-party manufacturers and cutters primarily in Mexico.

(2)
These properties were previously used by the Company as manufacturing plants but are no longer utilized by the Company. The Company is profitably subleasing the property in Oklahoma City, Oklahoma, to the U.S. Postal Service.

(3)
The Company continues to operate this facility and is currently negotiating a renewal of the lease. As these negotiations continue, the Company is making lease payments on a month-to-month basis, which approximate payments under the expired lease agreement.

(4)
On September 30, 2002, the Company announced its decision to close this facility, which closure was completed in November 2002. The Company has fulfilled its financial obligations for the remaining lease term and anticipates termination of the lease without material recourse to the Company.

(5)
These properties are the Company's 67 retail stores located in outlet malls throughout the United States. The retail stores range in size from approximately 2,100 to 11,000 square feet.

        All of the properties owned by the Company are free from material encumbrances, except the Company's closed fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $2.3 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

        Future manufacturing needs are anticipated to be met through owned facilities and through the use of outside contractors. The Company's Customer Service Center in Fort Worth, Texas, is expected to meet the Company's distribution requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        The Company has been named as a defendant in several legal actions arising from its operations in the normal course of business, including actions brought by certain terminated employees. Although exact settlement amounts, if any, related to these actions cannot accurately be predicted, the claims and damages alleged, the progress of the litigation to date, and past experience with similar litigation leads the Company to believe that any liability resulting from these actions will not individually, or collectively, have a material adverse effect on the Company.

        Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. One of the verdicts was settled on September 30, 2002 for $1.3 million. The other case is currently on appeal, as management, based on the advice of legal counsel, believes the verdict in this lawsuit is both legally and factually incorrect.

        The Company maintains general liability, workers' compensation and employers liability insurance. The Company intends to pass the costs associated with lawsuits to its insurance carriers, under the applicable policies, if any, subject to the deductible limits and other provisions and exclusions of those policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

        The Company's common stock is quoted on the Nasdaq National Market System under the symbol "HGGR." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported by the Nasdaq National Market System and the dividends paid per share of common stock.

	Fiscal Quarter
	1st	2nd	3rd	4th
2002
High	12.06	13.25	16.59	16.00
Low	10.35	10.47	12.50	10.00
Dividend	$0.05	$0.05	$0.05	$0.05
2001
High	14.50	13.50	12.81	12.46
Low	11.06	11.13	10.25	10.05
Dividend	$0.05	$0.05	$0.05	$0.05

        As of December 19, 2002, the Company had approximately 161 stockholders of record.

Dividends

        The Company has paid a quarterly cash dividend of $0.05 per share of common stock since April 1993. Subject to contractual restrictions on the Company's ability to pay cash dividends, the Company currently intends to continue paying quarterly cash dividends on its common stock. The amount of any such dividends will be determined at the discretion of the Company's board of directors and will depend on the Company's earnings, financial condition, ability to fund its capital requirements and other factors that the board of directors deems relevant. The Company's revolving credit facility prohibits the payment of any dividend if a default exists after giving effect to such a dividend. Certain of the Company's long-term debt facilities contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended September 30,
	2002	2001	2000	1999(1)	1998
	(Dollars in thousands, except per share amounts)
Income Statement Data:
Net sales	$481,831	$444,570	$432,855	$434,358	$402,475
Cost of goods sold	351,704	307,796	287,392	290,900	277,713
Reorganization costs(2), (3)	(3,812)	20,150	—	—	—

Gross profit(4)	133,939	116,624	145,463	143,458	124,762
Selling, general and administrative expenses(4), (5), (6)	(118,442)	(123,972)	(128,849)	(128,629)	(112,296)
Royalty income	1,326	1,856	2,436	3,244	2,878
Other income (expense), net	613	(107)	1,370	1,213	1,094
Interest expense	(3,600)	(5,140)	(4,084)	(3,652)	(3,452)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	13,836	(10,739)	16,336	15,634	12,986
Provision (benefit) for income taxes	5,823	(2,069)	7,054	6,236	4,962

Income (loss) before cumulative effect of accounting change	8,013	(8,670)	9,282	9,398	8,024
Cumulative effect of accounting change(7)	(15,578)	—	—	—	—

Net income (loss)	$(7,565)	$(8,670)	$9,282	$9,398	$8,024

Net income (loss) per common share
on a diluted basis	$(1.17)	$(1.34)	$1.37	$1.26	$0. 94
on a basic basis	$(1.19)	$(1.34)	$1.38	$1.26	$0.94
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0. 20
Weighted average number of common shares
on a diluted basis	6,429	6,485	6,786	7,465	8,545
on a basic basis	6,385	6,485	6,733	7,437	8,530
Balance Sheet Data (at period end):
Working capital	$101,501	$116,542	$117,254	$92,784	$124,499
Total assets	249,977	275,225	272,356	263,531	251,975
Long-term debt	21,343	49,338	46,333	21,374	24,937
Stockholders' equity	143,721	152,099	163,784	164,448	165,475

(1)
In fiscal 1999, the Company purchased Jerell, a company engaged in the design and marketing of women's apparel.
(2)
During fiscal 2002, the Company recorded a $1.0 million charge for the closure of its Weslaco, Texas cutting operations. Subsequent to the closure and write-down of the Edinburg facility, the Company reversed the original facility write-down of $2.2 million and classified the facility as held for sale. The Company also closed one of its manufacturing facilities in the Dominican Republic and recorded a charge of $0.6 million. In addition, the Company also settled an outstanding lawsuit and, as a result, reversed the related legal reserve by $3.2 million to income.
(3)
During fiscal 2001, the Company restructured its worldwide manufacturing capacity by closing the Edinburg, Texas facility and eliminating its Japan operations, which resulted in a $20.1 million charge.
(4)
During fiscal 2002, the Company reclassified $8.7 million in inventoriable costs from selling, general and administrative expenses to cost of goods sold.
(5)
During fiscal 1999, the Company recognized a gain of $4.4 million related to insurance proceeds received in excess of losses incurred as a result of the damage caused by Hurricane Georges in September 1998 at two of the Company's leased manufacturing facilities.
(6)
During fiscal 2002, the Company announced the streamlining of its sales force and recorded a charge of $1.0 million.
(7)
During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements and related notes contained in "Item 8, Financial Statements and Supplementary Data" to provide additional information concerning the Company's financial activities and condition.

Overview

        The Company designs, manufactures, imports and markets casual and dress men's and women's apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests in the United States and abroad. The Company's operations are organized into three business units, wholesale, retail and licensing, each of which offer similar products through different distribution channels. The Company's wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company's retail customers, is the primary distribution channel through which the Company sells its products. The Company's retail segment markets Haggar® branded products through 68 Company operated retail stores located in the Company's Dallas headquarters and in outlet malls throughout the United States, and the Company's licensing segment generates royalty income by licensing the Company's trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

        There have been no material changes to the Company's critical accounting policies during fiscal 2002, except for the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable; inventory valuation; amortization and recoverability of long-lived assets, including goodwill; litigation accruals; the calculation of workers' compensation liabilities; revenue recognition; and reorganization charges. Management bases its estimates and judgments on the Company's substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

        While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, the Company may be required to make adjustments to these estimates in future periods.

Accounts Receivable

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our trade customers to make required payments. The Company provides a general allowance for customer accounts based on historical collection and write-off experience, and a specific allowance for any individually significant customers who are known to be experiencing financial difficulties. Judgment is critical because some retail customers have experienced financial difficulties. If the financial condition of such retail customers were to worsen, additional allowances might be required.

Inventories

        The Company's inventories are valued at the lower of cost or market value. All stock-keeping units (SKUs) in inventory are evaluated to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, the Company estimates market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, an allowance is provided to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. The Company also identifies slow moving and obsolete piece goods and trimming supplies that are not forecasted to be used in production and records an allowance for those items. Additionally, the Company relies on cycle counts at its warehouse and distribution center to measure inventory quantities on hand, as a full physical inventory is not performed on an annual basis. The Company records a reserve to reflect estimated count differences based on the results of cycle counts performed.

Asset Impairment—Goodwill

        In assessing the recoverability of the Company's fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Litigation and Tax Assessments

        From time to time, the Company is subject to lawsuits and other claims, primarily related to employees. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters. The Company does not presently believe that any such matter will have a material adverse effect on the Company.

        Additionally, the Company is periodically engaged in various tax audits by federal and state governmental authorities incidental to its business activities. The Company records reserves for its estimated probable losses for certain of these proceedings. It is possible that additional losses associated with these audits will be incurred, and the amounts could be material.

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

Revenue Recognition

        Revenue from the sale of products is generally recognized upon shipment of products to customers. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized when sales are recorded and are based on historical trends. Significant management judgments and estimates must be made and used in connection with establishing these allowances in any accounting period. Material differences may result in the amount and timing of revenues for any period if management makes different judgments or utilizes different estimates.

Reorganization Charges

        The Company has provided for reorganization charges in fiscal 2002 and 2001 to reduce the manufacturing and administrative cost structure and to exit underperforming businesses. These charges were based on judgments about the future net realizable value of assets of closed facilities, net realizable value of other assets to be disposed of and exit costs to be incurred for severance and other liabilities. If actual amounts differ from the estimates, adjustments will be required in future consolidated statements of income.

Results of Operations

        The following table sets forth selected consolidated financial data expressed as a percentage of net sales for each of the fiscal years ended September 30, 2002, 2001 and 2000.

	Year Ended September 30,
	2002	2001	2000
Net sales	100%	100.0%	100.0%
Cost of goods sold	(73.0)	(69.2)	(66.4)
Reorganization costs	0.8	(4.5)	0.0

Gross profit	27.8	26.3	33.6
Selling, general and administrative expenses	(24.6)	(27.9)	(29.8)
Royalty income	0.3	0.4	0.6
Other income (expense), net	0.1	0.0	0.3
Interest expense	(0.7)	(1.2)	(0.9)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	2.9	(2.4)	3.8
Provision (benefit) for income taxes	1.2	(0.5)	1.6

Income (loss) before cumulative effect of accounting change	1.7	(1.9)	2.2
Cumulative effect of accounting change	(3.2)	—	—

Net income (loss)	(1.5)%	(1.9)%	2.2%

Business Reorganization

        The Company's strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers. The 2002 and 2001 reorganizations are the results of this strategy.

2002 Reorganization

        The following summarizes the reorganization costs included in gross profit for the fiscal year ended September 30, 2002 ("2002 Reorganization Activities") (in thousands):

Weslaco, Texas cutting facility closing	$1,000
Edinburg, Texas facility write-down reversal	(2,157)
Dominican Republic manufacturing facility closing	589
Reduction of legal reserve	(3,244)

Total reorganization costs	$(3,812)

        On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas. Accordingly, the Company recorded a $1.0 million pre-tax charge to operations in reorganization costs for the quarter ended March 31, 2002. All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002. Severance payments of $0.7 million and other employee termination costs of $0.3 million were paid during fiscal 2002. Closing this facility is expected to result in approximately $0.3 to $0.6 million annually in cost savings, depending on production volumes.

        In conjunction with the closure of the Edinburg, Texas manufacturing facility in fiscal 2001 (see 2001 Reorganization below), the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2.2 million reversal was recorded as a credit to reorganization costs in the income statement in the second quarter of 2002. The Company is actively marketing the property and plans to sell the facility by the middle of calendar 2003.

        On September 30, 2002, the Company announced plans to close one of its manufacturing facilities in the Dominican Republic. Accordingly, the Company recorded a $0.6 million pre-tax charge to operations in reorganization costs in the fourth quarter of fiscal 2002. All 341 employees at the facility were terminated in conjunction with the closure, which was completed in November 2002. Severance payments of $0.5 million and other employee termination and administrative costs of $0.1 million are expected to be substantially paid by December 31, 2002, and have been included in accrued liabilities as of September 30, 2002.

        On September 30, 2002, the Company settled an outstanding lawsuit for $1.3 million related to a claim by a former employee for wrongful discharge. As a result of this settlement, the Company recorded a $3.2 million credit to reorganization costs in the fourth quarter of fiscal 2002.

2001 Reorganization

        On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. The Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ended March 31, 2001. The charge consisted of $8.6 million in legal costs, $8.1 million in employee termination and related costs, $3.1 million in plant and equipment impairments and $1.0 million in other asset write downs.

        Severance and other employee related payments of $5.7 million have been made as of September 30, 2002, and all other employee termination costs of $1.2 million are expected to be paid by the end of fiscal 2003. A $0.7 million pre-tax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

        The $8.6 million charge for legal costs included a $1.6 million cash settlement for certain claims and $7.0 million for estimated losses on unsettled claims against the Company, including two jury verdicts totaling $5.2 million, which were returned against subsidiaries of the Company. One of the verdicts was settled on September 30, 2002 for $1.3 million. The other case is currently on appeal. Many of the legal claims against the Company related to claims for wrongful discharge and common law tort by former employees of the Company's sewing facilities in south Texas that were closed in previous years.

        Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance September 30, 2002
Employee termination and related costs	$8.1	$(5.7)	$(1.2)	$1.2
Legal costs	8.6	(3.9)	(3.2)	1.5

Fiscal 2002 Compared to Fiscal 2001

Net Sales

        Net sales increased $37.2 million, or 8.4%, to $481.8 million in fiscal 2002, compared to net sales of $444.6 million in fiscal 2001. The increase in net sales during fiscal 2002 is primarily attributable to increased sales of Haggar® branded products to a few key customers due to the customers' change in product focus, and increases in Claiborne® and Haggar Direct store sales. These increases were offset by a decrease in sales at Jerell due to a reduction in sales to specialty stores. Unit sales increased 21.2% and the average sales price decreased 12.8%.

Gross Profit

        Gross profit as a percentage of net sales increased to 27.8% in fiscal 2002, compared to 26.3% in fiscal 2001. Absent the impact of the reorganization costs previously discussed, the gross profit percentage would have been 27.0% and 30.8% in fiscal 2002 and 2001, respectively. This decrease in gross profit percentage is primarily related to decreases in sales prices due to pressures in the marketplace by customers and competitors and an $8.7 million increase in cost of goods sold in fiscal 2002 as a result of the reclassification of certain inventoriable costs from selling general and administrative expenses.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of net sales has decreased to 24.6% in fiscal 2002 from 27.9% in fiscal 2001. The $5.5 million, or 4.4%, decrease in selling, general and administrative expenses primarily relates to reduced marketing expenses of $4.6 million which was primarily a postponement of television advertising due to the overall economic conditions of the U.S., reduced depreciation expense of $1.2 million, as certain fixed assets became fully depreciated during the fiscal year, Haggar Japan expense reductions of $0.9 million due to the elimination of the Japan operations in fiscal 2001, reduced women's wear expenses of $1.5 million due to the elimination of goodwill amortization, a $1.0 million reduction in legal reserves, and the $8.7 million expense reclassification discussed above under "—Gross Profit." These decreases are offset by increases in insurance expense of $3.8 million due to increased policy premiums, bonus expense for management of $2.6 million, $2.9 million in expenses related to increased sales for the Claiborne® division and increased administrative expenses for the retail stores of $1.9 million related to increased sales and new store activity, a $1.0 million severance charge related to the reduction of the Company's sales force and $0.2 million in other administrative expense increases.

Royalty Income

        Royalty income decreased $0.6 million, or 31.6%, to $1.3 million in fiscal 2002, compared to $1.9 million in fiscal 2001. The decrease relates primarily to a full fiscal year of weaker sales of dress shirts due to a domestic licensee's loss of a key customer during fiscal 2001.

Other Income (Expense)

        Other income (expense) increased $0.7 million, to $0.6 million for fiscal 2002, compared to $(0.1) million in fiscal 2001. The increase relates to the sale of a manufacturing facility by the Company. In June 2002, the Company sold a manufacturing facility for net cash proceeds of $80,000 and a note receivable bearing interest at 8.0% and payable in monthly installments with a balloon payment for the outstanding balance in June 2006. The sale resulted in a pre-tax gain of approximately $479,000.

Interest Expense

        Interest expense decreased $1.5 million, or 29.4%, to $3.6 million in fiscal 2002, compared to $5.1 million in fiscal 2001, primarily due to significantly reduced debt levels throughout fiscal 2002 combined with lower interest rates on variable rate debt.

Income Taxes

        The Company's income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 42.1% in fiscal 2002. Comparatively, the Company's income tax benefit as a percentage of loss before income tax and cumulative effect of accounting change was 19.3% in fiscal 2001. The fiscal 2002 effective tax rate exceeded the statutory federal tax rate of 35% primarily as a result of state income taxes. The benefit in fiscal 2001 was less than the statutory rate of 35% primarily as a result of nondeductible goodwill amortization and the absence of a tax benefit associated with the Company's foreign losses.

Cumulative Effect of Accounting Change

        On October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, the Company's women's wear subsidiary. Subsequent to the acquisition, pricing pressures and a weak retail environment for women's apparel resulted in a revised earnings forecast for Jerell and the women's wear business. In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows.

        The Company subsequently performed its annual impairment test of goodwill in the fourth quarter of fiscal 2002 and determined that the fair value of Jerell exceeded its carrying value, including goodwill. Therefore, no further revisions to the Company's goodwill were required.

        The change in the carrying amount of goodwill for the fiscal year ended September 30, 2002 is as follows (in thousands):

Balance as of October 1, 2001	$25,050
Impairment loss under SFAS No. 142	(15,578)

Balance as of September 30, 2002	$9,472

Fiscal 2001 Compared to Fiscal 2000

Net Sales

        Net sales increased $11.7 million, or 2.7%, to $444.6 million in fiscal 2001, compared to net sales of $432.9 million in fiscal 2000. The increase in net sales during fiscal 2001 was attributable to increased sales to a few key customers due to the customers' changes in product focus, and increases in Claiborne®, women's wear and private label sales. Unit sales increased 10.6% and the average sales price decreased 7.9%.

Gross Profit

        Gross profit as a percentage of net sales decreased to 26.3% in fiscal 2001, compared to 33.6% in fiscal 2000. Gross profit for fiscal 2001 included the impact of $20.1 million in costs related to 2001 reorganization activities. Excluding these costs, the gross profit percentage would have been 30.8% in fiscal 2001, compared to 33.6% in fiscal 2000. The decrease in gross profit as a percentage of net sales was primarily related to decreases in sales prices due to pressures in the marketplace by customers and competitors.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of net sales decreased to 27.9% in fiscal 2001 from 29.8% in fiscal 2000. The $4.9 million decrease in selling, general and administrative expenses primarily related to reduced licensing marketing expenses of $0.8 million, Haggar Japan expense reduction of $1.4 million due to the elimination of the Japan operations in fiscal 2001, reduced legal, marketing, and bonuses of $6.0 million and reduced women's wear expenses of $1.3 million. These decreases were offset by increases in shipping expenses of $2.2 million and increases in administrative and insurance expenses of $2.4 million.

Royalty Income

        Royalty income decreased $0.6 million, or 25%, to $1.9 million in fiscal 2001, compared to $2.4 million in 2000. The decrease related primarily to a weaker sales of dress shirts due to a domestic licensee's loss of a key customer during fiscal 2001.

Other Income (Expense)

        Other income (expense) decreased $1.5 million, or 107.1%, to $0.1 million in expense for fiscal 2001, compared to $1.4 million in income for fiscal 2000. This decrease is primarily due to fewer sales of equipment in fiscal 2001 than in fiscal 2000.

Interest Expense

        Interest expense increased $1.0 million, or 24.4%, to $5.1 million in fiscal 2001, compared to $4.1 million in fiscal 2000 primarily due to higher outstanding debt levels during the year and higher average interest rates on variable rate debt.

Income Taxes

        The Company's income tax benefit as a percentage of loss before income tax and cumulative effect of accounting change was 19.3% in fiscal 2001. Comparatively, the Company's income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 43.2% in fiscal 2000. The benefit in fiscal 2001 was less than the statutory rate of 35% primarily as a result of nondeductible goodwill amortization and the absence of a tax benefit associated with the Company's foreign losses. The fiscal 2000 effective tax rate exceeded the statutory federal rate primarily as a result of state income taxes.

Segment Profitability

        The Company's three operating segments are business units that offer similar products through different distribution channels. The Company's wholesale segment designs, manufactures, imports and markets casual and dress men's and women's apparel to retailers throughout North America and the United Kingdom. The Company also operates two other segments, including the retail segment, which markets Haggar® branded products through 68 Company operated stores located in the Company's Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company's trademarks for use by other manufacturers of specified products in specified geographic areas. The retail and licensing segments are not material for separate disclosure, and have been combined in the results below. The Company evaluates segment performance and allocates Company resources based on segment profits.

        Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales. Additionally, there is no profit recorded on sales from the wholesale segment to the retail segment. The accounting policies of the segments are the same as those described in Note 1 to the Company's consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data." Segment profit (loss) is comprised of segment income before interest expense, provision (benefit) for income taxes and cumulative effect of accounting change.

        The table below reflects the Company's segment results for all periods presented:

	Wholesale	Other	Consolidated
	(In thousands)
2002
Net sales	$435,550	$46,281	$481,831
Segment profit (loss)	17,473	(37)	17,436
2001
Net sales	$403,126	$41,444	$444,570
Segment profit (loss)	(5,047)	(552)	(5,599)
2000
Net sales	$391,116	$41,739	$432,855
Segment profit (loss)	20,248	172	20,420

Wholesale Segment

        Wholesale segment net sales increased $32.4 million, or 8.0%, to $435.6 million in fiscal 2002 from $403.1 million in fiscal 2001. The increase in wholesale segment net sales during fiscal 2002 is attributable to increased sales of Haggar® and Claiborne® branded products to a few key customers due to the customers' changes in product focus. Wholesale segment net sales increased $12.0 million, or 3.1%, from fiscal 2000 to fiscal 2001. The increase in net sales during fiscal 2001 is attributable to increases in Claiborne®, women's wear, and private label sales, as well as increased sales of Haggar® branded products to several customers due to the customers' changes in product focus.

        Wholesale segment profit increased $22.5 million to a $17.5 million profit in fiscal 2002, compared to a $5.0 million loss in fiscal 2001. Approximately $24.0 million of the increase in segment profit during fiscal 2002 was attributable to 2002 and 2001 reorganization activities. This increase in segment profit was partially offset by decreased gross profit related to decreases in sales prices due to pressures in the marketplace by customers and competitors. Wholesale segment profit decreased $25.3 million to a $5.0 million loss in fiscal 2001, compared to a $20.2 million profit in fiscal 2000. This decrease was primarily attributable to 2001 reorganization activities as well as a decrease in gross profit before reorganization costs due to decreases in sales price attributable to market price pressures.

Seasonality

        The Company's sales have exhibited some seasonality with higher sales and income in the second and fourth quarters, which are prior to and during the selling seasons for spring and fall merchandise, respectively, which reflect the buying patterns of the Company's customers. The following table presents certain data for each of the Company's last eight fiscal quarters. The quarterly data is unaudited but gives effect to all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management of the Company, to present fairly the data for such periods (dollars in thousands, except per share data).

		First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net sales	2002 2001	$99,330 99,856		$138,059 115,791	$111,215 108,151	$133,227 120,772
Gross profit(1),(2),(3),(4)	2002 2001	$28,397 32,886		$36,375 14,746	$27,846 31,676	$41,321 37,316
Selling general and administrative expenses(3),(5)	2002 2001	$27,709 32,435		$29,183 31,298	$27,029 28,927	$34,521 31,312
Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	2002 2001	$112 (37)		$6,440 (17,366)	$806 1,933	$6,478 4,731
Net income (loss)(6)	2002 2001	$(15,506 (145	) )	$3,938 (12,284)	$460 1,028	$3,543 2,731
Net income (loss) per common share and common share equivalent on a diluted basis	2002 2001	$(2.43 (0.02	) )	$0.62 (1.89)	$0.07 0.15	$0.55 0.42

(1)
In the fourth quarter of fiscal 2002, the Company announced the closing of one of its manufacturing facilities in the Dominican Republic and recorded a pre-tax charge of $0.6 million. In addition, the Company settled an outstanding lawsuit in the fourth quarter of fiscal 2002 and decreased the related reserves by $3.2 million.

(2)
In the second quarter of fiscal 2002, the Company recorded a $1.0 million charge for the closure of its Weslaco, Texas cutting operations. Also, in the second quarter of fiscal 2002, subsequent to the 2001 closure and write-down of the Edinburg, Texas facility, the Company reversed the original facility write-down of $2.2 million and classified the facility as held for sale.

(3)
During fiscal 2002, the Company reclassified certain inventoriable costs from selling, general and administrative expenses to cost of goods sold. Reclassified amounts were $2.2 million, $2.0 million, $2.3 million and $2.2 million for the first, second, third and fourth quarters of fiscal 2002, respectively.

(4)
In the second quarter of fiscal 2001, the Company restructured its worldwide manufacturing capacity by closing its Edinburg, Texas facility and eliminating its Japan operations, which resulted in a $20.8 million pre-tax charge. This charge was reduced by $0.7 million in the fourth quarter of fiscal 2001.

(5)
In the fourth quarter of fiscal 2002, the Company announced the streamlining of its sales force and recorded a pre-tax charge of $1.0 million.

(6)
During fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell.

Liquidity and Capital Resources

        The Company's principal sources of liquidity have been cash flows from operations and borrowings under its unsecured revolving credit facility. As of September 30, 2002, the Company had cash and cash equivalents of $4.1 million.

        In June 2002, the Company amended and restated its unsecured revolving credit agreement with certain banks primarily to increase the maximum borrowings to $110.0 million and to extend the maturity date to June 30, 2005. As of September 30, 2002, the Company had $12.0 million outstanding on the revolver and had additional available borrowing capacity of approximately $82.9 million.

Available borrowings under the credit facility are based on a formula involving a percentage of eligible receivables and inventories adjusted by the Company's standby letters of credit. Interest on the outstanding debt varies based upon margins over a bank base rate or a LIBOR rate, as selected by the Company. The applicable margin is dependent upon the ratio of the Company's total indebtedness at the end of each fiscal quarter to its operating cash flow for the preceding year. The credit facility prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company's main operating subsidiary, and also requires the maintenance of certain financial ratios. The Company's failure to satisfy these covenants could adversely affect the Company's ability to acquire future capital to meet its needs and to pay dividends. As of September 30, 2002, the Company was in full compliance with its financial and other covenants.

        The Company incurred approximately $0.2 million in commitment fees related to the available borrowing capacity for the year ended September 30, 2002. The interest rates for the year ended September 30, 2002, ranged from 3.1% to 6.0%. The interest rate at September 30, 2002 was 4.75% for the revolving credit facility.

        Long-term debt also includes $10.7 million in senior notes. Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments of approximately $3.6 million through fiscal 2005. The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

        Long-term debt also includes $2.3 million in Industrial Development Revenue Bonds ("IDR"). Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement. The interest rate for fiscal 2002 was 1.8%. The IDR bonds are payable in annual installments of $0.1 million to $0.2 million, with a final payment of $2.0 million in 2005. The IDR bonds are collateralized by certain buildings and equipment of $0.5 million as of September 30, 2002.

        Certain of the Company's long-term debt facilities contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company.

        As of September 30, 2002, the Company had outstanding $22.9 million of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. These trade letters of credit, generally for periods of less than six months, will only be paid upon satisfactory receipt of the inventory by the Company. As of September 30, 2002, the Company had entered into $7.3 million of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

        During fiscal 2002, the Company paid quarterly dividends of $0.05 per share, aggregating $1.3 million, $0.3 million of which were cash dividends declared during the fourth quarter of fiscal 2001. During the fourth quarter of fiscal 2002, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on November 4, 2002. The fourth quarter dividend of approximately $0.3 million was paid in November 2002.

        The Company has other contractual obligations and commercial commitments as described in "—Disclosures About Contractual Obligations And Commercial Commitments."

        From time to time, the Company will sell or dispose of assets which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner which is profitable to the Company, or at all. In addition, the Company will make investments in assets that management believes are needed to acquire and maintain the businesses in which the Company operates. Again, there can be no assurance that the Company can obtain a reasonable return on any such investments.

        A director of the Company is a partner of a law firm that rendered various legal services for the Company during fiscal 2002, 2001 and 2000. The Company paid the law firm approximately $606,000, $286,000 and $62,000 for legal services during fiscal 2002, 2001 and 2000, respectively. All amounts paid by the Company were at the usual and customary rates charged to other clients of the law firm. There were no amounts due to such firm from the Company as of September 30, 2002 and 2001.

        During fiscal 1991, the Company entered into split-dollar life insurance agreements with trusts established by three former officers of the Company. Pursuant to these agreements, the Company is entitled to the cumulative premiums it has paid on the policies less the Company's interest in policy loans and related accrued interest. No further premiums are due on these policies. The Company's interest in the policies was $1.1 million at September 30, 2002, which is net of $9.1 million in policy loans made to the Company bearing interest at 7.7%, and is recorded in other assets on the balance sheet. Interest expense for the year ended September 30, 2002 was $686,000 related to these policy loans.

        Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. One of the verdicts was settled on September 30, 2002 for $1.3 million. The other case is currently on appeal, as management, based on the advice of legal counsel, believes the verdict in this lawsuit is both legally and factually incorrect. Management does not believe that the outcome of this appeal will have a material adverse effect on the Company. The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company.

        The Company believes that the cash flows from operations and the funds available under its revolving credit facility will be adequate to meet its working capital, debt service, anticipated capital expenditures and related financing needs for calendar 2003. The Company's future cash flows from operations may be impacted by factors including, but not limited to:

  •
  the ability of the Company to retain existing customers,

  •
  the cancellation or delay of customer orders,

  •
  changes in sales mix,

  •
  capital expenditures,

  •
  changes in general economic conditions,

  •
  management's effectiveness in managing the manufacturing process, and

  •
  the ability to collect in full, and in a timely manner, amounts due the Company.

        The Company is dependent upon its ability to retain existing customers. The Company's failure to retain existing customers could significantly affect future profitability. The timing and volume of customer purchases can vary significantly from period to period, and there is no assurance that the volume from any particular customer will continue beyond the current period. The loss of business of one or more principal customers or a change in the number or character of orders from a particular customer could have a material adverse effect on the Company.

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

        The Company's trade accounts receivable potentially expose the Company to concentrations of credit risk as the majority of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon factors related to the credit risk of specific customers, historical trends and other information.

        The Company's effectiveness in managing its manufacturing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, and inventory levels. The Company's effectiveness in managing these areas could impact future profitability.

Fiscal 2002 Cash Flow Results

        For fiscal 2002, cash flows provided by operating activities were approximately $22.6 million. The cash provided from operations was primarily the result of income as adjusted for non-cash items, a $7.0 million decrease in accounts receivable and a $16.5 million increase in accrued wages, workers' compensation, other employee benefits and other accrued liabilities. These increases in cash flows were offset by a $11.1 million decrease in accounts payable and a $3.3 million increase in inventories. Inventories at the end of fiscal 2002 increased to $101.0 million from $97.7 million at the end of fiscal 2001. The increase in inventory levels reflects the business expansion with Claiborne® division product lines, Haggar® branded products and retail sales, offset by decreases in women's wear.

        The Company used approximately $3.2 million cash in investing activities primarily due to purchases of property, plant and equipment principally related to fixtures and leasehold improvements for new retail stores as well as additional manufacturing equipment.

        The Company used approximately $23.1 million cash in financing activities due to net repayments of the long-term debt of $28.3 million and dividend payments of $1.3 million offset by an increase in cash book overdrafts of $6.0 million and proceeds from the common stock issuance in fiscal 2002 of $0.9 million.

Fiscal 2001 Cash Flow Results

        Cash from the Company's operating activities for the fiscal year ended September 30, 2001 was $7.9 million. The cash provided was primarily a result of an increase in accounts payable and accrued liabilities of $12.9 million offset by the increase in inventory of $5.1 million. The Company used cash in investing activities of $6.3 million during fiscal 2001 primarily for the purchases of property, plant and equipment of $5.3 million. Cash flows used in financing activities of $0.1 million for fiscal 2001 were primarily the result of a net increase in long-term debt of $3.0 million offset by $3.1 million in purchases of treasury stock and the payment of dividends.

Fiscal 2000 Cash Flow Results

        The Company used cash from operating activities for the fiscal year ended September 30, 2000, of $3.2 million. The cash used was primarily a result of an increase in inventory of $6.6 million, an increase of accounts receivable of $4.8 million and a decrease in accounts payable and accrued liabilities of $12.8 million offset by net income of $9.3 million. The Company used cash in investing activities of $11.9 million during fiscal 2000 primarily for the purchases of property, plant and equipment of $10.6 million. Cash flows provided by financing activities of $15.6 million for fiscal 2000 were primarily the result of a net increase in long-term debt of $24.9 million offset predominately by $8.2 million in purchases of treasury stock.

Effects of Inflation

        Inflation did not materially impact the Company in fiscal 2002, 2001 or 2000.

Disclosures About Contractual Obligations And Commercial Commitments

        The following table summarizes the Company's future contractual obligations and payment commitments as of September 30, 2002:

Payments Due By Fiscal Years (In thousands)

Contractual Obligations	2003-2004	2005-2006	2007	Thereafter	Total
Long-term debt(1)	$7,413	$17,672	$—	$—	$25,085
Operating leases(2)	15,630	8,758	1,512	3,360	29,260
Minimum royalties under licenses(3)	3,800	3,000	—	—	6,800

Total contractual cash obligations	$26,843	$29,430	$1,512	$3,360	$61,145

(1)
In fiscal 2005-2006, $12 million of the total is the revolving credit facility which expires June 30, 2005, if not renewed. The Company expects to renew or replace its long-term credit facility which expires on June 30, 2005. As the terms of any such renewal or replacement are unknown, the Company cannot estimate the amount of any payments due after June 30, 2005.

(2)
The Company leases certain of its manufacturing, computer, aircraft and automotive equipment under agreements that expire at various dates through 2009 and contain options to renew at various terms.

(3)
Royalties paid under trademark licenses are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

        The Company has other financial commitments as of September 30, 2002, that may require the use of funds under certain circumstances. The Company has outstanding $22.9 million of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. These letters of credit, generally for periods of less than six months, will only be paid upon satisfactory receipt of the inventory by the Company. The Company has entered into $7.3 million of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143.") This Standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 or the first quarter of fiscal 2003 for the Company. Management does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial statements

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144.") This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. Classification as held for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of fiscal 2003 for the Company. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.

        The Company is exposed to interest rate risk primarily through its borrowing activities. As of September 30, 2002, the Company had $14.3 million outstanding under its revolving credit line agreement and other variable rate debt. A one percentage point increase in the variable interest rate based on debt amounts outstanding at September 30, 2002, would result in an approximately $0.1 million reduction in annual pre-tax earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data—Note 5" for additional discussion of the terms of the Company's credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Reports of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

Report of Independent Accountants

To the Board of Directors and Shareholders of
  Haggar Corp.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Haggar Corp. and its Subsidiaries (the "Company") at September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, before the revisions described in Notes 2 and 10, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 1, 2001.

        As discussed above, the financial statements of the Company as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 10, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of October 1, 2001, and the disclosures required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". We audited the transitional disclosures and segment disclosures described in Notes 2 and 10. In our opinion, the transitional disclosures and segment disclosures for 2001 and 2000 in Notes 2 and 10 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
November 1, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23(b) to the Form 10-K of which this report forms a part. The financial statements of Haggar Corp. and its Subsidiaries to which this report relates have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 and segment disclosures required by Statement of Financial Accounting Standards No. 131, as described in Notes 2 and 10 to the consolidated financial statements. These revisions are not covered by the copy of the report of Arthur Andersen LLP and were audited by PricewaterhouseCoopers LLP.

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

Arthur Andersen LLP

Dallas, Texas,
November 1, 2001

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Year Ended September 30,
	2002	2001	2000
Net sales	$481,831	$444,570	$432,855
Cost of goods sold	351,704	307,796	287,392
Reorganization costs	(3,812)	20,150	—

Gross profit	133,939	116,624	145,463
Selling, general and administrative expenses	(118,442)	(123,972)	(128,849)
Royalty income	1,326	1,856	2,436
Other income (expense), net	613	(107)	1,370
Interest expense	(3,600)	(5,140)	(4,084)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	13,836	(10,739)	16,336
Provision (benefit) for income taxes	5,823	(2,069)	7,054

Income (loss) before cumulative effect of accounting change	$8,013	$(8,670)	$9,282
Cumulative effect of accounting change	(15,578)	—	—

Net income (loss)	$(7,565)	$(8,670)	$9,282

Other comprehensive income (loss):
Cumulative translation adjustment	16	15	(565)

Comprehensive income (loss)	$(7,549)	$(8,655)	$8,717

NET INCOME (LOSS) PER COMMON SHARE:
BASIC
Income (loss) before cumulative effect of accounting change	$1.25	$(1.34)	$1.38
Cumulative effect of accounting change	(2.44)	—	—

Net income (loss)	$(1.19)	$(1.34)	$1.38

DILUTED
Income (loss) before cumulative effect of accounting change	$1.25	$(1.34)	$1.37
Cumulative effect of accounting change	(2.42)	—	—

Net income (loss)	$(1.17)	$(1.34)	$1.37

Weighted average number of common shares outstanding—Basic	6,385	6,485	6,733

Weighted average number of common shares and common share-equivalents outstanding—Diluted	6,429	6,485	6,786

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets
(In thousands)

	September 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$4,124	$7,800
Accounts receivable, net	64,284	71,299
Inventories	100,996	97,726
Property held for sale	2,157	—
Deferred tax benefit	12,087	11,290
Other current assets	2,766	2,215

Total current assets	186,414	190,330
Property, plant and equipment, net	46,195	51,975
Goodwill, net	9,472	25,050
Other assets	7,896	7,870

Total assets	$249,977	$275,225

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,542	$35,645
Accrued liabilities	39,448	25,374
Accrued wages and other employee compensation	6,713	5,103
Accrued workers' compensation	4,468	3,645
Current portion of long-term debt	3,742	4,021

Total current liabilities	84,913	73,788
Long-term debt	21,343	49,338

Total liabilities	106,256	123,126
Commitments and contingencies
Stockholders' equity:
Common stock—par value $0.10 per share; 25,000,000 shares authorized and 8,660,609 and 8,591,000 shares issued at September 30, 2002 and 2001, respectively	866	859
Additional paid-in capital	42,911	42,014
Cumulative translation adjustment	(534)	(550)
Retained earnings	125,439	134,310

	168,682	176,633
Less—Treasury stock, 2,242,205 and 2,203,705 shares at cost at September 30, 2002 and 2001, respectively	(24,961)	(24,534)

Total stockholders' equity	143,721	152,099

Total liabilities and stockholders' equity	$249,977	$275,225

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock $0.10 Par Value
						Treasury Stock
			Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment			Total Stockholders Equity
	Shares	$				Shares	$
Balance September 30, 1999	8,576,998	$857	$41,860	$136,267	$—	(1,391,605)	$(14,536)	$164,448
Exercise of stock options (including tax benefit)	6,000	1	71	—	—	—	—	72
Common stock dividends declared ($0.20 per share)	—	—	—	(1,262)	—	—	—	(1,262)
Purchase of treasury stock	—	—	—	—	—	(651,600)	(8,191)	(8,191)
Foreign currency translation adjustment	—	—	—	—	(565)	—	—	(565)
Net income	—	—	—	9,282	—	—	—	9,282

Balance September 30, 2000	8,582,998	858	41,931	144,287	(565)	(2,043,205)	(22,727)	163,784
Exercise of stock options (including tax benefit)	8,002	1	83	—	—	—	—	84
Common stock dividends declared ($0.20 per share)	—	—	—	(1,307)	—	—	—	(1,307)
Purchase of treasury stock	—	—	—	—	—	(160,500)	(1,807)	(1,807)
Foreign currency translation adjustment	—	—	—	—	15	—	—	15
Net loss	—	—	—	(8,670)	—	—	—	(8,670)

Balance September 30, 2001	8,591,000	859	42,014	134,310	(550)	(2,203,705)	(24,534)	152,099
Exercise of stock options (including tax benefit)	69,609	7	897	—	—	—	—	904
Common stock dividends declared ($0.20 per share)	—	—	—	(1,306)	—	—	—	(1,306)
Purchase of treasury stock	—	—	—	—	—	(38,500)	(427)	(427)
Foreign currency translation adjustment	—	—	—	—	16	—	—	16
Net loss	—	—	—	(7,565)	—	—	—	(7,565)

Balance September 30, 2002	8,660,609	$866	$42,911	$125,439	$(534)	(2,242,205)	$(24,961)	$143,721

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2002	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$(7,565)	$(8,670)	$9,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	15,578	—	—
Depreciation and amortization	8,561	11,813	13,824
(Gain) loss on disposal of property, plant and equipment	(272)	2,458	(867)
Reversal of net realizable value on property held for sale	(2,157)	—	—
Deferred tax expense (benefit)	(129)	(666)	1,476
Changes in assets and liabilities:
Accounts receivable, net	7,015	(2,986)	(4,791)
Inventories	(3,270)	(5,145)	(6,596)
Other current assets	(551)	(478)	(98)
Accounts payable	(11,103)	10,469	(7,854)
Accrued liabilities	14,074	2,404	(4,984)
Accrued wages and other employee compensation	1,610	(1,003)	(908)
Accrued workers' compensation	823	(296)	(834)
Deferred long-term income tax liability	—	—	(867)

Net cash provided by (used in) operating activities	22,614	7,900	(3,217)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,334)	(5,266)	(10,626)
Proceeds from sale of property, plant and equipment	135	38	1,563
Increase in other assets	(4)	(1,075)	(2,852)

Net cash used in investing activities	(3,203)	(6,303)	(11,915)

Cash Flows from Financing Activities
Purchases of treasury stock at cost	(427)	(1,807)	(8,191)
Proceeds from issuance of long-term debt	494,000	105,000	156,000
Proceeds from issuance of common stock	904	84	72
Payments on long-term debt	(522,274)	(102,020)	(131,064)
Increase in book overdrafts	6,000	—	—
Payments of cash dividends	(1,306)	(1,307)	(1,262)

Net cash (used in) provided by financing activities	(23,103)	(50)	15,555

Effects of exchange rates on cash and cash equivalents	16	15	(565)
Increase (decrease) in cash and cash equivalents	(3,676)	1,562	(142)
Cash and cash equivalents, beginning of period	7,800	6,238	6,380

Cash and cash equivalents, end of period	$4,124	$7,800	$6,238

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes, net	$391	$3,708	$7,326
Interest, net of amounts capitalized	$3,764	$5,532	$3,917
Note receivable from sale of property, plant, and equipment	$801	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000

1. Operations and Significant Accounting Policies

Nature of Operations

        Haggar Corp. (a Nevada corporation) and subsidiaries (the "Company") design, manufacture, import and market men's apparel products, including pants, shorts, suits, sportcoats, sweaters and shirts, and women's sportswear and dresses. The Company's products are sold primarily to retail stores throughout the United States including major department stores, specialty stores and mass market retailers. The Company offers its premium men's apparel products under the Haggar® brand name, and also offers a more moderately priced line of products through its mass-market retailer division, The Horizon Group. In addition, the Company offers retailers quality products bearing the retailer's own labels. Jerell, Ltd. ("Jerell"), a subsidiary acquired in 1999, offers women's apparel under various brand names. The Company's Haggar Direct, Inc. subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet malls throughout the United States. The Company's foreign operations are conducted through Haggar Apparel, Ltd. and Haggar Canada Co., which market the Company's branded products in the United Kingdom and Canada, respectively. Additionally, the Company derives royalty income from the use of its trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Mexico and the Dominican Republic.

Basis of Presentation

        The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. ("Clothing Co."), which is the main operating subsidiary, Haggar Direct, Inc., Haggar Apparel Ltd., Jerell, Haggar Japan Co., Ltd., Haggar Canada Co. and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

        The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and in the remaining notes.

Reclassifications

        Certain items in the prior year presentation have been reclassified to current year presentation.

        During fiscal 2002, the Company reclassified certain inventoriable costs of $8.7 million from selling, general and administrative expenses to cost of goods sold.

Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These cash equivalents are stated at cost, which approximates fair value.

        The Company incurs book overdrafts when outstanding checks exceed cash in its banks. These book overdrafts are recorded in accounts payable. The Company had $6.0 million in book overdrafts at September 30, 2002.

Allowance for Doubtful Accounts

        Accounts receivable are net of allowances for doubtful accounts of $381,000 and $968,000 at September 30, 2002 and 2001, respectively.

Concentrations of Credit Risk

        Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's largest customer, J.C. Penney Company, Inc., accounted for approximately 21%, 23% and 25% of the Company's net sales during the fiscal years ended September 30, 2002, 2001 and 2000, respectively, and approximately 25% and 22% of the Company's outstanding trade receivables as of September 30, 2002 and 2001, respectively. The Company's second largest customer, Kohl's Department Stores, Inc., accounted for approximately 16%, 12% and 11% of the Company's net sales during the fiscal years ended September 30, 2002, 2001 and 2000, respectively, and approximately 13% and 11% of the Company's outstanding trade receivables as of September 30, 2002 and 2001, respectively. The Company's third largest customer, Wal-Mart, accounted for approximately 9%, 11% and 8% of the Company's net sales for the fiscal years ended September 30, 2002, 2001 and 2000, respectively, and approximately 6% and 7% of the Company's outstanding trade receivables as of September 30, 2002 and 2001, respectively. No other customer accounts for more than 10% of consolidated revenues. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company's results of operations. The Company has no long-term commitments or contracts with any of its customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at September 30, 2002 and 2001 (in thousands):

	2002	2001
Piece goods	$7,414	$11,947
Trimming and supplies	2,668	2,781
Work-in-process	8,143	14,068
Finished garments	82,771	68,930

Total inventories	$100,996	$97,726

        Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

Property, Plant and Equipment

        Property, plant and equipment, stated at cost, consisted of the following at September 30, 2002 and 2001 (in thousands):

	2002	2001
Land	$2,995	$3,040
Buildings	29,868	30,253
Furniture, fixtures and equipment	91,478	88,373
Leasehold improvements	21,798	21,255
Construction in progress	47	455

Total	146,186	143,376
Less: Accumulated depreciation and amortization	(99,991)	(91,401)

Net property, plant and equipment	$46,195	$51,975

Depreciation and Amortization

        The Company provides for depreciation and amortization using straight-line methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, which are shown below:

Asset Classification	Estimated Useful Life
Buildings	15-40
Furniture, fixtures and equipment	3-7
Leasehold improvements	Life of Lease

Long-Lived Assets

        Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairments, if any, are measured based on the fair value of the related asset(s).

Goodwill

        Goodwill is the excess of the purchase price paid over the fair value of net assets of businesses acquired. Effective October 1, 2001 (see Note 2), goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed at the end of the Company's fourth quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in the income statement.

Revenue Recognition

        Revenue from the sale of products is generally recognized upon shipment of products to customers. Allowances for estimated returns, discounts and incentives are recognized when sales are recorded and are based on customer arrangements and influenced by historical trends.

Advertising

        Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. For fiscal years 2002, 2001 and 2000, total advertising expense was $13.2 million, $16.9 million and $18.8 million, respectively, and is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Fees

        The Company records shipping and handling fees as selling, general and administrative expense. For the years ended September 30, 2002, 2001 and 2000, such costs were $12.6 million, $12.6 million and $10.4 million, respectively.

Foreign Currency Translation

        Non-U.S. assets and liabilities are translated into U.S. dollars using the year-end exchange rates. Revenues and expenses are translated at average exchange rates during the year. Net foreign currency translation losses or gains are recorded in the equity section of the balance sheet as comprehensive income.

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

2. Asset Impairment—Goodwill

        On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, the Company's women's wear subsidiary. There was no tax benefit associated with the impairment charge. Subsequent to the acquisition, pricing pressures and a weak retail environment for women's apparel resulted in a revised earnings forecast for Jerell and the women's wear business. In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows.

        The Company subsequently performed its annual impairment test of goodwill in the fourth quarter of fiscal 2002 and determined that the fair value of Jerell exceeded its carrying value. Therefore, no further revisions to the Company's goodwill were required.

        The change in the carrying amount of goodwill for the year ended September 30, 2002 is as follows (in thousands):

Balance as of October 1, 2001	$25,050
Impairment loss under SFAS No. 142	(15,578)

Balance as of September 30, 2002	$9,472

        The table below reflects the Company's net income (loss) as reported and net income (loss) adjusted to exclude goodwill amortization for all periods presented. The financial statements for the fiscal years ended September 30, 2001 and 2000 have been revised to include these disclosures.

	Years Ended September 30,
	2002	2001	2000
(In thousands, except per share amounts):
Net income (loss) as reported	$(7,565)	$(8,670)	$9,282
Add back: goodwill amortization	—	1,500	1,500

Adjusted net income (loss)	$(7,565)	$(7,170)	$10,782

Basic income (loss) per common share as reported:
Net income (loss)	$(1.19)	$(1.34)	$1.38
Add back: goodwill amortization	—	0.23	0.22

Basic income (loss) per common share as adjusted	$(1.19)	$(1.11)	$1.60

Diluted income (loss) per common share as reported:
Net income (loss)	$(1.17)	$(1.34)	$1.37
Add back: goodwill amortization	—	0.23	0.22

Adjusted net income (loss)—Diluted	$(1.17)	$(1.11)	$1.59

3. Net Income Per Common Share—Basic and Diluted

        Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period and the number of equivalent shares assumed outstanding under the Company's stock-based compensation plans using the treasury stock method.

        Options to purchase 759,610 common shares at prices ranging from $11.00 to $23.00 were excluded from the diluted earnings per share calculations for the fiscal year ended September 30, 2002 because the options' exercise prices were greater than the average market price of the common shares during the year. Options to purchase 1,585,363 common shares at prices ranging from $11.00 to $23.00 were excluded from the diluted earnings per share calculation for the fiscal year ended September 30, 2001 due to the net loss recorded during the period.

        Options to purchase 826,865 common shares at prices ranging from $12.875 to $23.00 were excluded from the diluted earnings per share calculations for the fiscal year ended September 30, 2000 because the options' exercise prices were greater than the average market price of the common share during the period.

        Common share and share equivalents used to calculate diluted earnings per common share are as follows (in thousands):

	Fiscal Year Ended September 30,
	2002	2001	2000
Weighted average common shares outstanding	6,385	6,485	6,733
Share equivalents, due to stock options	44	—	53

	6,429	6,485	6,786

4. Income Taxes

        The components of the provision (benefit) for income taxes are as follows for the fiscal years ended September 30, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Current federal income tax	$5,377	$(87)	$7,010
Deferred federal income tax	(129)	(2,182)	(620)
State income tax	575	200	664

Provision (benefit) for income taxes	$5,823	$(2,069)	$7,054

        Temporary differences and carryforwards which give rise to a significant portion of the Company's deferred tax assets and liabilities are as follows (in thousands):

	2002	2001
Deferred income tax assets:
Workers' compensation accrual	$1,653	$1,276
Inventory cost capitalization and valuation	2,476	3,287
Allowances for accounts receivable	2,971	1,625
Health and life insurance accrual	1,280	760
Reserve for reorganization	607	2,656
Accrued wages and other employee compensation	2,036	1,136
Property, plant and equipment, net	1,163	2,169
Other	2,399	1,541

	14,585	14,450
Less—Valuation allowance	(291)	(291)

	14,294	14,159
Deferred income tax liability:
Prepaid insurance	(130)	(124)

Net deferred income tax asset	14,164	14,035
Less—Current deferred tax benefit	(12,087)	(11,290)

Long-term deferred tax asset	$2,077	$2,745

        The provision (benefit) for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):

	2002	2001	2000
Tax computed at the statutory rate	$4,842	$(3,758)	$5,718
State income taxes	575	200	664
Tax credits utilized	(201)	(70)	(232)
Non-deductible goodwill	—	507	507
Foreign taxes	264	1,399	—
Other	343	(347)	397

Provision (benefit) for income taxes	$5,823	$(2,069)	$7,054

5. Long-Term Debt

        Long-term debt consisted of the following at September 30, 2002 and 2001 (in thousands):

	2002	2001
Borrowings under revolving credit line	$12,000	$36,000
Industrial Development Revenue
Bonds with interest at a rate equal to that of high-quality, short-term, tax-exempt obligations, as defined (1.8% and 2.4% at September 30, 2002 and 2001, respectively) payable in annual installments of $100 to $200, and a final payment of $2,000 in 2005, collateralized by certain buildings and equipment	2,300	2,400
Allstate notes	10,715	14,285
Other	70	674

Total debt	25,085	53,359
Less—current portion	3,742	4,021

Long-term debt	$21,343	$49,338

        Net assets mortgaged or subject to a lien under the Industrial Development Revenue Bonds totaled approximately $545,000 at September 30, 2002.

        In June 2002, the Company amended and restated its unsecured revolving credit line agreement (the "Agreement") with certain banks primarily to increase the maximum borrowings to $110.0 million and to extend the maturity date to June 30, 2005. As of September 30, 2002, the Company had additional available borrowing capacity of approximately $82.9 million under this Agreement. The Company incurred approximately $0.2 million in commitment fees related to the available borrowing capacity during the fiscal year ended September 30, 2002. The interest rates ranged from 3.1% to 6.0% during fiscal 2002 and were based on variable market rates (LIBOR or prime rate). The interest rate at September 30, 2002, was 4.75%. The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company's main operating subsidiary, and also requires the maintenance of certain financial ratios. The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

        Long-term debt also includes $10.7 million in senior notes. Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments through fiscal 2005. The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

        Certain of the Company's long-term debt facilities contain restrictions on the ability of the Company's subsidiaries to transfer funds to the Company.

        Principal payments due during the next five years on debt are as follows (in thousands):

Years Ending September 30,	Amount
2003	$3,742
2004	3,671
2005	15,672
2006	2,000
2007	—
Thereafter	—

$25,085

6. Leases and Other Commitments

Operating Leases

        The Company leases certain of its manufacturing, computer, aircraft and automotive equipment under agreements that expire at various dates through 2009 and contain options to renew at various terms. The following is a schedule of future minimum rental payments required under operating leases at September 30, 2002 (in thousands):

Years Ending September 30,	Amount
2003	$8,762
2004	6,868
2005	4,786
2006	3,972
2007	1,512
Thereafter	3,360

$29,260

        Rental expense was $9.3 million, $8.5 million and $8.4 million in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Commitments and Contingencies

        The Company had approximately $30.2 million in outstanding letters of credit at September 30, 2002, primarily in connection with certain self-insurance agreements and certain inventory purchases of the Company.

        Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort. One of the verdicts was settled on September 30, 2002 for $1.3 million. In addition to the reduction of legal reserves noted in Note 7, the Company also recorded a $1.0 million credit to selling, general and administrative expenses due to a revision on the remaining litigation assessments. The other case is currently on appeal, as management and legal counsel believe the verdict in the lawsuit is both legally and factually incorrect. Management does not believe that the outcome of this appeal will have a material adverse impact on its financial statements.

        The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company.

7. Business Reorganization

        The Company's strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers. The 2002 and 2001 reorganizations are the results of this strategy.

2002 Reorganization

        The following summarizes the reorganization costs included in gross profit for the fiscal year ended September 30, 2002 ("2002 Reorganization Activities") (in thousands):

Weslaco, Texas cutting facility closing	$1,000
Edinburg, Texas facility write-down reversal	(2,157)
Dominican Republic manufacturing facility closing	589
Reduction of legal reserve	(3,244)

Total reorganization costs	$(3,812)

        On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas. Accordingly, the Company recorded a $1.0 million pre-tax charge to operations in reorganization costs for the quarter ended March 31, 2002. All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002. Severance payments of $0.7 million and other employee termination costs of $0.3 million were paid during fiscal 2002.

        In conjunction with the closure of the Edinburg, Texas manufacturing facility in fiscal 2001 (see 2001 Reorganization below), the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2.2 million reversal was recorded as a credit to reorganization costs in the income statement in the second quarter of fiscal 2002.

        On September 30, 2002, the Company announced plans to close one of its manufacturing facilities in the Dominican Republic. Accordingly, the Company recorded a $0.6 pre-tax million charge to operations in reorganization costs in the fourth quarter of fiscal 2002. All 341 employees at the facility were terminated in conjunction with the closure, which was completed in November 2002. Severance payments of $0.5 million and other employee termination and administrative costs of $0.1 million are expected to be substantially paid by December 31, 2002, and have been included in accrued liabilities as of September 30, 2002.

        On September 30, 2002, the Company settled an outstanding lawsuit for $1.3 million related to a claim by a former employee for wrongful discharge. As a result of this settlement, the Company recorded a $3.2 million credit to reorganization costs in the fourth quarter of fiscal 2002.

        In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating 6 employees. The Company recorded a $1.0 million pre-tax charge to operations in selling, general and administrative expenses. The full amount has been included in accrued liabilities as of September 30, 2002. The Company will begin making periodic severance payments to these terminated employees in December 2002 which will continue through January 2004.

2001 Reorganization

        On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. The Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the quarter ended March 31, 2001. The charge consisted of $8.6 million in legal costs, $8.1 million in employee termination and related costs, $3.1 million in plant and equipment impairments and $1.0 million in other asset write downs.

        Severance and other employee related payments of $5.7 million have been made as of September 30, 2002, and all other employee termination costs of $1.2 million are expected to be paid by the end of fiscal 2003. A $0.7 million pre-tax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

        The $8.6 million charge for legal costs included a $1.6 million cash settlement for certain claims and $7.0 million for estimated losses on unsettled claims against the Company, including two jury verdicts totaling $5.2 million, which were returned against subsidiaries of the Company. One of the verdicts was settled on September 30, 2002 for $1.3 million. The other case is currently on appeal. Many of the legal claims against the Company relate to claims for wrongful discharge and common law tort by former employees of the Company's sewing facilities in south Texas that were closed in previous years.

        Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance September 30, 2002
Employee termination and related costs	$8.1	$(5.7)	$(1.2)	$1.2
Legal costs	8.6	(3.9)	(3.2)	1.5

8. Employee Benefit Plans

        The Company provides a Profit Sharing and Savings Plan (the "Plan") to all eligible employees of the Company, as defined. Participants may contribute, subject to IRS limits, from 1% to 15% of their compensation to the Plan under Internal Revenue Code Section 401(k) ("401(k) Contributions"). Highly compensated employees, as defined, are limited to a maximum of 10% of their compensation under the Plan for tax-deferred contributions. Participant 401(k) Contributions are 100% vested at the date they are contributed. The Company matches 401(k) contributions, subject to IRS limits, up to 50% of each participant's 401(k) contribution (25% for Jerell employees) and up to 6% of the participant's compensation. The Company's matching 401(k) contributions vest over a period of three years. The Company also may make a discretionary profit sharing contribution as a percent of the participant's eligible compensation. The Company's discretionary profit sharing contributions vest over a period of seven years. The Company has contributed approximately $1.6 million, $1.1 million and $1.4 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

        The Company also has a health and welfare benefits program (the "Program") to provide eligible employees of the Company, as defined, with certain health and welfare benefits. Contributions are made by the Company, as defined by the Program trust agreement. The Company contributed $4.1 million, $4.4 million and $4.6 million to the Trust for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

        The Company has a noncompensatory employee stock purchase plan to provide employees with a convenient way to acquire Company stock through payroll deductions. Substantially all employees meeting limited employment qualifications may participate in the stock purchase plan.

Supplemental Executive Retirement Plan

        In order to provide supplemental retirement benefits and preretirement death benefits to select executive officers, the Company formed the Haggar Corp. Supplemental Executive Retirement Plan ("SERP"). At retirement age, as defined in the SERP, each participant will be entitled to a life annuity benefit (if married, a joint and 50% survivor annuity) equal to 65% of the participant's average total compensation during the three prior fiscal years, reduced by any Company-provided benefit under the existing bonus savings plan. If a participant dies before retirement, the surviving spouse or other beneficiary will receive a death benefit equal to $400,000 per year payable annually for 10 years.

        The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments will have been accrued. The liability for recording the SERP was $2.9 million and $1.8 million at September 30, 2002 and 2001, respectively. The Company has established a trust to which the Company is contributing cash to purchase variable life insurance policies insuring each participant. During fiscal 2002 and 2001, the Company contributed $1.3 million and $0.7 million, respectively, to the trust for the payment of premiums on variable life policies insuring two executive officers.

Split-Dollar Life Insurance Agreements

        During fiscal 1991, the Company entered into split-dollar life insurance agreements with trusts established by three former officers of the Company. Pursuant to these agreements, the Company is entitled to the cumulative premiums it has paid on the policies less the Company's interest in policy loans and related accrued interest. No further premiums are due on these policies. The Company's interest in the policies was $1.1 million at September 30, 2002, which is net of $9.1 million in policy loans made to the Company bearing interest at 7.7%, and is recorded in other assets on the balance sheet. Interest expense for the year ended September 30, 2002 was $686,000 related to these policy loans.

Long-Term Incentive Plan

        The Company has a long-term incentive plan which authorizes the grant of stock options to employees and directors. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The long-term incentive plan allows for 1,750,000 shares to be granted. The following table summarizes the changes in common stock options in fiscal 2002, 2001 and 2000:

	Shares	Weighted Average Exercise Price
Options outstanding as of September 30, 1999	1,195,365	$13.05
Options granted	398,000	$11.04
Options canceled	(6,000)	$11.00

Options outstanding as of September 30, 2000	1,587,365	$12.55
Options exercisable as of September 30, 2000	973,143	$13.18
Options granted	6,000	$12.00
Options exercised	(8,002)	$11.00

Options outstanding as of September 30, 2001	1,585,363	$12.56
Options exercisable as of September 30, 2001	1,290,739	$12.87
Options granted	15,000	$14.05
Options exercised	(69,609)	$11.94
Options canceled	(109,979)	$12.57

Options outstanding as of September 30, 2002	1,420,775	$12.61
Options available for grant as of September 30, 2002	205,366
Options exercisable as of September 30, 2002	1,270,765	$12.74

        Options outstanding as of September 30, 2002, had exercise prices ranging from $11.00 to $23.00 with a weighted average remaining contractual life of approximately 4.4 years.

        The Company accounts for the stock option plans under Accounting Principles Board Opinion No. 25, under which no compensation has been recognized. Had compensation costs for these options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the

Company's net income (loss) and net income (loss) per common share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	2002	2001	2000
Net income (loss):
As reported	$(7,565)	$(8,670)	$9,282
Pro forma	$(8,039)	$(9,172)	$7,879
Net income (loss) per common share on a diluted basis:
As reported	$(1.17)	$(1.34)	$1.37
Pro forma	$(1.25)	$(1.41)	$1.16

        The fair value of each option grant of $6.07, $5.96 and $5.96 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.8%, 6.3% and 6.2%; expected lives of five years; expected volatility of 51.8%, 40.6% and 39.2% and expected dividend rate of $0.20.

9. 2002 Asset Sale

        In June 2002, the Company sold a manufacturing facility for net cash proceeds of $80,000 and a note receivable bearing interest at 8.0% and payable in monthly installments with a balloon payment for the outstanding balance in June 2006. The sale resulted in a pre-tax gain of approximately $479,000, which was recorded in other income.

10. Segment Reporting

        The Company's three operating segments are business units that offer similar products through different distribution channels. The Company's wholesale segment designs, manufactures, imports and markets casual and dress men's and women's apparel to retailers throughout North America and the United Kingdom. The Company also operates two other segments, including the retail segment, which markets Haggar® branded products through 68 Company operated stores located in the Company's Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company's trademarks for use by other manufacturers of specified products in specified geographic areas. The retail and licensing segments are not material for separate disclosure, and have been combined in the results below. The Company evaluates performance and allocates resources based on segment profits.

        Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales. Additionally, there is no profit included on sales from the wholesale segment to the retail segment. The accounting policies of the reportable segments are the same as those described in Note 1. Segment profit (loss) is comprised of segment net income before net interest expense and provision (benefit) for income taxes and cumulative effect of accounting change.

        The table below reflects the Company's segment results for all periods presented. The financial statements for the fiscal years ended September 30, 2001 and 2000 have been revised to include these disclosures.

	Wholesale	Other	Consolidated
	(In thousands)
2002
Net sales	$435,550	$46,281	$481,831
Segment profit (loss)	17,473	(37)	17,436
2001
Net sales	$403,126	$41,444	$444,570
Segment profit (loss)	(5,047)	(552)	(5,599)
2000
Net sales	$391,116	$41,739	$432,855
Segment profit (loss)	20,248	172	20,420

        A reconciliation of total segment profit (loss) to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change is as follows (in thousands):

	Years Ended September 30,
	2002	2001	2000
Segment profit (loss)	$17,436	$(5,599)	$20,420
Interest expense, net	(3,600)	(5,140)	(4,084)

Consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	$13,836	$(10,739)	$16,336

        The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

11. Related Party Transactions

        A director of the Company is a partner of a law firm that rendered various legal services for the Company during fiscal 2002, 2001 and 2000. The Company paid the law firm approximately $606,000, $286,000 and $62,000 for legal services during fiscal 2002, 2001 and 2000, respectively. There were no amounts due to such firm from the Company as of September 30, 2002 and 2001.

12. Fair Value of Financial Instruments.

        The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities are reasonable estimates of their fair values. The carrying amounts and estimated fair values of other financial instruments, primarily long term debt, as of September 30, 2002 are listed in the following table:

	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Revolving credit line	$12,000	$12,000
Industrial Development Revenue Bonds	2,300	2,300
Allstate notes	10,715	11,439
Other debt	70	70

        The revolving credit line and Industrial Development Revenue Bonds are variable-rate instruments and, as such, the carrying amounts approximate the fair value of these instruments. The fair value of the Allstate notes is estimated by calculating the present value of the future cash flows at a current interest rate for a similar financial instrument. The current rates for other financial instruments did not vary materially from stated interest rates and, as such, the carrying value approximates the fair value of these instruments.

13. New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143.") This Standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 or the first quarter of fiscal 2003 for the Company. Management does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial statements.

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

Report of Independent Accountants

To the Board of Directors and Shareholders
of Haggar Corp.:

        Our audits of the consolidated financial statements referred to in our report dated November 1, 2002 appearing in this 2002 Form 10-K of Haggar Corp. also included an audit of the financial statement schedules as of September 30, 2002 and for the year ended listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

        The 2001 and 2000 financial statement schedule information of Haggar Corp. and Subsidiaries was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated November 1, 2001.

                      PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
November 1, 2002

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23(b) to the Form 10-K of which this report forms a part.

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
November 1, 2001

        SCHEDULE I

Haggar Corp. and Subsidiaries

Condensed Financial Information of Registrant
Haggar Corp. (Parent Company)
Balance Sheets
As of September 30, 2002 and 2001
(In thousands)

	2002	2001
ASSETS:
Investment in subsidiaries	$38,451	$54,101
Note receivable from Haggar Clothing Co.	162,440	149,714

Total assets	$200,891	$203,815

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Dividend payable and other current liabilities	$321	$320
Due to subsidiaries	56,849	51,396

Total current liabilities	57,170	51,716
STOCKHOLDERS' EQUITY:
Common stock	866	859
Additional paid-in capital	42,911	42,014
Retained earnings	125,439	134,310
Cumulative translation adjustment	(534)	(550)
Less—treasury stock	(24,961)	(24,534)

Total stockholders' equity	143,721	152,099

Total liabilities and stockholder's equity	$200,891	$203,815

        SCHEDULE I

Haggar Corp. and Subsidiaries

Condensed Financial Information of Registrant
Haggar Corp. (Parent Company)
Statements of Operations
For the Years Ended September 30, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000
Equity in earnings of subsidiaries	$(15,650)	$(14,428)	$2,890
Interest income	12,726	9,081	10,081
Income tax provision	4,641	3,323	3,689

Net income (loss)	$(7,565)	$(8,670)	$9,282

        SCHEDULE I

Haggar Corp. and Subsidiaries

Condensed Financial Information of Registrant
Haggar Corp. (Parent Company)
Statement of Cash Flows
For the Year Ended September 30, 2002
(In thousands)

2002
Net cash provided by operating activities	$—
Net cash provided by investing activities	—
Net cash provided by financing activities	—

SCHEDULE II

Haggar Corp. and Subsidiaries

Valuation and Qualifying Accounts
As of September 30, 2002, 2001 and 2000
(In thousands)

	Balance at Beginning of Period	Charges to Costs and Expenses	Payments	Deductions	Balance at End of Period
September 30, 2002:
SFAS No. 109 valuation allowance	$291	$—	$—	$—	$291
Allowance for doubtful accounts	968	—	—	(587)	381
September 30, 2001:
SFAS No. 109 valuation allowance	$291	$—	$—	$—	$291
Allowance for doubtful accounts	785	183	—	—	968
September 30, 2000:
SFAS No. 109 valuation allowance	$291	$—	$—	$—	$291
Allowance for doubtful accounts	1,736	368	—	$(1,319)	785

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As discussed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2002, the Company changed certifying public accountants during fiscal 2002. Effective April 1, 2002, the Company engaged PricewaterhouseCoopers LLP as its independent auditors, replacing Arthur Andersen LLP.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Part III, Item 10 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2003 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Part III, Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2003 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Part III, Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2003 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Part III, Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2003 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

        The Chief Executive Officer and Chief Financial Officer of the Company have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report on Form 10-K and concluded that such disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934. There have not been any significant changes in the internal controls of the Company or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Pages
(a)	(1)	Financial Statements
		Reports of Independent Accountants	31
		Consolidated Statements of Operations and Comprehensive Income, Years Ended September 30, 2002, 2001 and 2000	33
		Consolidated Balance Sheets, at September 30, 2002 and 2001	34
		Consolidated Statements of Stockholders' Equity, Years Ended September 30, 2002, 2001 and 2000	35
		Consolidated Statements of Cash Flows, Years Ended September 30, 2002, 2001 and 2000	36
		Notes to Consolidated Financial Statements	37
	(2)	Financial Statement Schedules
		Reports of Independent Accountants	54
		Schedule I—Condensed Financial Information of the Registrant—Haggar Corp. (Parent Company)	56
		Schedule II—Valuation and Qualifying Accounts	59
		Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
	(3)	Exhibits
		The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K.
Exhibit Number	Description
3(a)	Third Amended and Fully Restated Articles of Incorporation. (Incorporated by reference from Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)
3(b)
Amended and Restated Bylaws of the Company, as amended, dated October 10, 2002. (Incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed October 15, 2002 [File No. 0-20850].)
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
4(c)
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
4(h)
Rights Agreement, dated as of October 10, 2002, between the Company and Mellon Investor Services, LLC, as Rights Agent, specifying the terms of the Rights, which includes the description of Series B Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C. (Incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)
4(i)	Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)
4(j)	Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)
10(a)
Management Incentive Plan. (Incorporated by reference from Exhibit 10(b) to the Company's Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992 [Registration No. 33-52704].)
10(b)
1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Pre-Effective Amendment No. 1 to Form S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)
10(c)
First Amendment to the 1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 [File No. 0-20850].)
10(d)*	Second Amendment to the 1992 Long Term Incentive Plan, dated February 5, 1995.
10(e)*	Third Amendment to 1992 Long Term Incentive Plan, dated February 10, 1999.
10(f)*	Fourth Amendment to 1992 Long Term Incentive Plan, dated November 2, 1999.
10(g)*	Fifth Amendment to 1992 Long Term Incentive Plan, dated April 27, 2000.
10(h)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and J. M. Haggar, III, Chief Executive Officer. (Incorporated by reference from Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)

10(i)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Frank D. Bracken, President. (Incorporated by reference from Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(j)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Tehle, Executive Vice President. (Incorporated by reference from Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(k)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Alan Burks, Executive Vice President. (Incorporated by reference from Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(l)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Roy, Executive Vice President. (Incorporated by reference from Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(m)
Second Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [File No. 0-20850].)
10(n)*	Haggar Clothing Co. Bonus Savings Plan, effective January 1, 1998.
10(o)
Haggar Corp. Supplemental Executive Retirement Plan, effective October 1, 1999, and related Participant Agreements. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(p)
Split Dollar Life Insurance Plan, effective October 1, 1999, and related Collateral Assignments and Participant Insurance Agreements. (Incorporated by reference from Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(q)
Wage Continuation Plan, effective October 1, 1999. (Incorporated by reference from Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
21 *	Subsidiaries of the Company.
23(a)*	Consent of PricewaterhouseCoopers LLP.
23(b)*	Notice regarding lack of consent of Arthur Andersen LLP.
99(a)*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)  Reports on Form 8-K

        During the last quarter of fiscal 2002, the Company filed a Current Report on Form 8-K on July 16, 2002, to report updated financial projections under Item 9 and filed a Current Report on Form 8-K on July 24, 2002, announcing the Company's third quarter earnings under Item 9.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAGGAR CORP. (Registrant)
December 20, 2002	By:	/s/ DAVID M. TEHLE David M. Tehle (Executive Vice President, Chief Financial Officer, Secretary, Treasurer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. M. HAGGAR, III J. M. HAGGAR, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 20, 2002
/s/ FRANK D. BRACKEN Frank D. Bracken	Director, President and Chief Operating Officer	December 20, 2002
/s/ DAVID M. TEHLE David M. Tehle	Executive Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 20, 2002
/s/ JOHN C. TOLLESON John C. Tolleson	Director	December 20, 2002
/s/ RAE F. EVANS Rae F. Evans	Director	December 20, 2002
/s/ DONALD E. GODWIN Donald E. Godwin	Director	December 20, 2002
/s/ RICHARD W. HEATH Richard W. Heath	Director	December 20, 2002

CERTIFICATIONS

I, J.M. Haggar, III, Chief Executive Officer of Haggar Corp., certify that:

1.
I have reviewed this annual report on Form 10-K of Haggar Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ J.M. HAGGAR, III J.M. Haggar, III Chief Executive Officer

CERTIFICATIONS

I, David M. Tehle, Chief Financial Officer of Haggar Corp., certify that:

1.
I have reviewed this annual report on Form 10-K of Haggar Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ DAVID M. TEHLE David M. Tehle Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3(a)	Third Amended and Fully Restated Articles of Incorporation. (Incorporated by reference from Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)
3(b)
Amended and Restated Bylaws of the Company, as amended, dated October 10, 2002. (Incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed October 15, 2002 [File No. 0-20850].)
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
4(c)
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

4(h)
Rights Agreement, dated as of October 10, 2002, between the Company and Mellon Investor Services, LLC, as Rights Agent, specifying the terms of the Rights, which includes the description of Series B Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C. (Incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)
4(i)	Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)
4(j)	Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)
10(a)
Management Incentive Plan. (Incorporated by reference from Exhibit 10(b) to the Company's Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992 [Registration No. 33-52704].)
10(b)
1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Pre-Effective Amendment No. 1 to Form S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)
10(c)
First Amendment to the 1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form qq10-Q for the quarter ended March 31, 1994 [File No. 0-20850].)
10(d)*	Second Amendment to the 1992 Long Term Incentive Plan, dated February 5, 1995.
10(e)*	Third Amendment to 1992 Long Term Incentive Plan, dated February 10, 1999.
10(f)*	Fourth Amendment to 1992 Long Term Incentive Plan, dated November 2, 1999.
10(g)*	Fifth Amendment to 1992 Long Term Incentive Plan, dated April 27, 2000.
10(h)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and J. M. Haggar, III, Chief Executive Officer. (Incorporated by reference from Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(i)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Frank D. Bracken, President. (Incorporated by reference from Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(j)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Tehle, Executive Vice President. (Incorporated by reference from Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(k)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Alan Burks, Executive Vice President. (Incorporated by reference from Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)

10(l)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Roy, Executive Vice President. (Incorporated by reference from Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(m)
Second Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [File No. 0-20850].)
10(n)*	Haggar Clothing Co. Bonus Savings Plan, effective January 1, 1998.
10(o)
Haggar Corp. Supplemental Executive Retirement Plan, effective October 1, 1999, and related Participant Agreements. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(p)
Split Dollar Life Insurance Plan, effective October 1, 1999, and related Collateral Assignments and Participant Insurance Agreements. (Incorporated by reference from Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(q)
Wage Continuation Plan, effective October 1, 1999. (Incorporated by reference from Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
21 *	Subsidiaries of the Company.
23(a)*	Consent of PricewaterhouseCoopers LLP.
23(b)*	Notice regarding lack of consent of Arthur Andersen LLP.
99(a)*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

Documents incorporated by reference
FORWARD LOOKING STATEMENTS
Part I
Part II
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Accountants—PWC LLP
Previously Issued Report of Independent Accountants—Arthur Andersen LLP
Haggar Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts)
Haggar Corp. and Subsidiaries Consolidated Balance Sheets (In thousands)
Haggar Corp. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands, except share and per share amounts)
Haggar Corp. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Haggar Corp. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2002, 2001 and 2000
Report of Independent Accountants—PWC LLP
Previously Issued Report of Independent Public Accountants—Arthur Anderson LLP
Haggar Corp. and Subsidiaries Condensed Financial Information of Registrant Haggar Corp. (Parent Company) Balance Sheets As of September 30, 2002 and 2001 (In thousands)
Haggar Corp. and Subsidiaries Condensed Financial Information of Registrant Haggar Corp. (Parent Company) Statements of Operations For the Years Ended September 30, 2002, 2001 and 2000 (In thousands)
Haggar Corp. and Subsidiaries Condensed Financial Information of Registrant Haggar Corp. (Parent Company) Statement of Cash Flows For the Year Ended September 30, 2002 (In thousands)
  SCHEDULE II
Haggar Corp. and Subsidiaries Valuation and Qualifying Accounts As of September 30, 2002, 2001 and 2000 (In thousands)
Part III
Part IV
SIGNATURES
INDEX TO EXHIBITS