Form 10-Q
period 2002-12-31
HAGGAR CORP
filed 2003-02-14
CIK 892533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number: 0-20850

HAGGAR CORP.

(Exact name of the registrant as specified in its charter)

Nevada	75-2187001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6113 Lemmon Avenue Dallas, Texas 75209
(Address of principal executive offices) (zip code)

Telephone Number (214) 352-8481
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of February 14, 2003, there were 6,418,426, shares of the Registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31, 2002	September 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,091	$4,124
Accounts receivable, net	47,879	64,284
Inventories	94,235	100,996
Property held for sale	2,157	2,157
Deferred tax benefit	11,944	12,087
Other current assets	5,689	2,766
Total current assets	169,995	186,414

Property, plant, and equipment, net	44,225	46,195
Goodwill, net	9,472	9,472
Other assets	8,093	7,896
Total assets	$231,785	$249,977

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,906	$30,542
Accrued liabilities	29,436	35,669
Accrued wages and other employee compensation	3,060	6,713
Current portion of long-term debt	3,671	3,742
Total current liabilities	66,073	76,666

Other accrued liabilities	8,550	8,247
Long-term debt	15,671	21,343
Total liabilities	90,294	106,256

Commitments and contingencies

Stockholders’ equity:

Common stock – par value $0.10 per share; 25,000,000 shares authorized; 8,660,609 shares issued at December 31, 2002 and September 30, 2002.	866	866
Additional paid-in capital	42,911	42,911
Cumulative translation adjustment	(438)	(534)
Retained earnings	123,113	125,439
	166,452	168,682

Less – Treasury stock, 2,242,205 shares at cost at December 31, 2002 and September 30, 2002.	(24,961)	(24,961)
Total stockholders’ equity	141,491	143,721
Total liabilities and stockholders’ equity	$231,785	$249,977

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,
	2002	2001

Net sales	$113,907	$99,330
Cost of goods sold	85,303	70,933
Gross profit	28,604	28,397
Selling, general and administrative expenses	(31,510)	(27,709)
Royalty income	373	395
Other income (expense), net	(52)	40
Interest expense	(735)	(1,011)
Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	(3,320)	112

Provision (benefit) for income taxes	(1,315)	40

Income (loss) before cumulative effect of accounting change	$(2,005)	$72

Cumulative effect of accounting change	—	(15,578)

Net loss	$(2,005)	$(15,506)

Other comprehensive income (loss):

Cumulative translation adjustment	$96	$(41)

Comprehensive loss	$(1,909)	$(15,547)

NET INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED
Income (loss) before cumulative effect of accounting change	$(0.31)	$0.01
Cumulative effect of accounting change	—	(2.44)
Net loss	$(0.31)	$(2.43)

Weighted average number of common shares outstanding – Basic and Diluted	6,429	6,381

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended December 31,
	2002	2001

Cash Flows from Operating Activities
Net loss	$(2,005)	$(15,506)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Cumulative effect of accounting change	—	15,578
Depreciation and amortization	2,257	2,182
Deferred tax benefit	(46)	—
Other noncash loss	1	—
Changes in assets and liabilities:
Accounts receivable, net	16,405	29,415
Inventories	6,761	(12,341)
Other current assets	(2,923)	(2,011)
Accounts payable	5,364	(11,725)
Accrued liabilities	(6,233)	(1,680)
Accrued wages and other employee compensation	(3,653)	(3,605)
Other accrued liabilities	303	329
Net cash provided by operating activities	16,231	636

Cash Flows from Investing Activities
Purchases of property, plant, and equipment, net	(232)	(745)
Decrease (increase) in other assets	(64)	224
Net cash used in investing activities	(296)	(521)

Cash Flows from Financing Activities
Purchase of treasury stock at cost	—	(351)
Proceeds from issuance of long-term debt	55,000	104,000
Payments on long-term debt	(60,743)	(108,666)
Increase (decrease) in book overdrafts	(6,000)	1,834
Payments of cash dividends	(321)	(319)
Net cash used in financing activities	(12,064)	(3,502)

Effects of exchange rates on cash and cash equivalents	96	(41)

Increase (decrease) in cash and cash equivalents	3,967	(3,428)
Cash and cash equivalents, beginning of period	4,124	7,800
Cash and cash equivalents, end of period	$8,091	$4,372

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Preparation

The consolidated balance sheet as of December 31, 2002, and the consolidated statements of operations and comprehensive income and cash flows for the three months ended December 31, 2002 and 2001, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 2002, and for all other periods presented, have been made.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and accompanying notes thereto in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002.

Accounting for Stock Based Compensation

The Company has a long-term incentive plan which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The long-term incentive plan allows for 1,750,000 shares to be granted.  On October 21, 2002, in accordance with the terms of the plan, this long-term incentive plan terminated and, accordingly, no further options may be granted under the plan.  The following table summarizes the changes in common stock options during the three months ended December 31, 2002:

	Shares	Weighted Average Exercise Price

Options outstanding as of September 30, 2002	1,420,775	$12.61

Options canceled	(147,330)	$13.24
Options outstanding as of December 31, 2002	1,273,445	$12.54
Options exercisable as of December 31, 2002	1,242,245	$12.52

The Company accounts for the long-term incentive plan under Accounting Principles Board Opinion No. 25, under which no compensation has been recognized.  As required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2002	2001

Net loss:
As reported	$(2,005)	$(15,506)
Add back: Stock-based employee compensation included in net loss as reported	—	—
Less: Pro-forma stock-based employee compensation expense, net of related tax effects	(118)	(126)
Pro forma	(2,123)	(15,632)

Net loss per common share on a basic and diluted basis:
As reported	$(0.31)	$(2.43)
Pro forma	(0.33)	(2.45)

There were no options granted during the three months ended December 31, 2002 and 2001.

Reclassifications

Certain items in the prior period presentation have been reclassified to conform to the current period presentation.

2.  Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist primarily of trade accounts receivable. The Company’s largest customer, J.C. Penney Company, Inc., accounted for approximately 19% and 23% of the Company’s net sales during the three months ended December 31, 2002 and 2001, respectively, and approximately 26% and 25% of the Company’s outstanding trade receivables as of December 31, 2002 and September 30, 2002.  The Company’s second largest customer, Kohl’s Department Stores, Inc., accounted for approximately 17% and 16% of the Company’s net sales during the three months ended December 31, 2002 and 2001, respectively, and approximately 14% and 13% of the Company’s outstanding trade receivables as of December 31, 2002 and September 30, 2002, respectively.  No other customer accounts for more than 10% of consolidated revenues.  The loss of the business of one or more of the Company’s larger customers could have a material adverse effect on the Company. The Company has no long-term commitments or contracts with any of its customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 2002, and September 30, 2002 (in thousands):

	December 31, 2002	September 30, 2002
Piece goods	$9,363	$8,270
Trimmings & supplies	2,429	2,908
Work-in-process	7,814	8,143
Finished garments	76,559	83,742
	96,165	103,063
Inventory reserves	(1,930)	(2,067)
Total inventories	$94,235	$100,996

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.  Inventory reserves as of December 31, 2002, and September 30, 2002 consisted primarily of allowances for slow moving and obsolete piece goods and trimming supplies that are not forecasted to be used in production as well as reserves to reflect estimated physical count differences based on the results of cycle counts performed.

4.  Asset Impairment - Goodwill

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, Ltd. (“Jerell”), the Company’s women’s wear subsidiary.  Subsequent to the acquisition, pricing pressures and a weak retail environment for women’s apparel resulted in a revised earnings forecast for Jerell and the women’s wear business.  In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows.  There was no tax benefit associated with the impairment charge.

5.  Long-Term Debt

Long-term debt consisted of the following at December 31, 2002, and September 30, 2002 (in thousands):

	December 31, 2002	September 30, 2002
Borrowings under revolving credit line	$10,000	$12,000
Industrial Development Revenue
Bonds	2,200	2,300
Senior notes	7,142	10,715
Other	—	70
Total debt	19,342	25,085
Less – current portion	(3,671)	(3,742)
Long-term debt	$15,671	$21,343

As of December 31, 2002, the Company had additional available borrowing capacity of approximately $72.9 million under its unsecured revolving credit line agreement (the “Agreement”) with certain banks. The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity during the three months ended December 31, 2002. The interest rates ranged from 3.01% to 4.75% during the first quarter of fiscal 2003 and were based on variable market rates (LIBOR or prime rate).  The interest rate at December 31, 2002, was 4.25%.  The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  In December 2002, the Company amended the Agreement to increase the commercial letters of credit permitted by the debt covenants from $45.0 million to $75.0 million.

Long-term debt also includes $7.1 million in senior notes.  Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments through fiscal 2005.  The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Long-term debt also includes $2.2 million in Industrial Development Revenue (“IDR”) bonds.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at December 31, 2002, was 1.65%.  The IDR bonds are payable in annual installments of $0.1 million, with a final payment of $2.0 million in fiscal 2006.  The IDR bonds are collateralized by certain buildings and equipment of $0.5 million as of December 31, 2002.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company.

6.  Business Reorganization

The Company’s strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers.  The 2002 and 2001 reorganizations are the results of this strategy.

2002 Reorganization

On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas.  Accordingly, the Company recorded a $1.0 million pre-tax charge to operations in reorganization costs for the quarter ended March 31, 2002.  All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002.  Severance payments of $0.7 million and other employee termination costs of $0.3 million had been paid as of December 31, 2002.

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

On September 30, 2002, the Company announced plans to close one of its manufacturing facilities in the Dominican Republic.  Accordingly, the Company recorded a $0.6 million pre-tax charge to operations in reorganization costs in the fourth quarter of fiscal 2002.  All 341 employees at the facility were terminated in conjunction with the closure, which was completed in November 2002.  Severance payments of $0.4 million were paid during the three months ended December 31, 2002.  The remaining $0.1 million in severance payments and $0.1 in other employee termination and administrative costs are expected to be paid during the second quarter of fiscal 2003 and have been included in accrued liabilities as of December 31, 2002.

In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating 6 employees.  As a result, the Company recorded a $1.0 million pre-tax charge for related severance costs in selling, general and administrative expenses.   The Company paid $0.2 million in severance payments during the three months ended December 31, 2002 and periodic severance payments to these terminated employees will continue through January 2004.  The remaining $0.8 million in severance payments have been included in accrued liabilities as of December 31, 2002.

2001 Reorganization

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan.  The Company recorded a $20.8 million charge to operations in the quarter ended March 31, 2001.  The charge consisted of $8.6 million in legal costs, $8.1 million in employee termination and related costs, $3.1 million in plant and equipment impairments and $1.0 million in other asset write downs.

Severance and other employee related payments of $5.8 million have been made as of December 31, 2002, and all other employee termination costs of $1.1 million are expected to be paid by the end of fiscal 2003.  A $0.7 million pre-tax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

The $8.6 million charge for legal costs included a $1.6 million cash settlement for certain claims and $7.0 million for estimated losses on unsettled claims against the Company, including two jury verdicts totaling $5.2 million, which were returned against the Company.  One of the verdicts was settled on September 30, 2002 for $1.3 million.  The other case is currently on appeal.  Many of the legal claims against the Company relate to claims for wrongful discharge and common law tort by former employees of the Company’s sewing facilities in south Texas that were closed in previous years.

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance September 30, 2002	Payments	Adjustments	Balance December 31, 2002
Employee termination and related costs	$1.2	$(0.1)	$—	$1.1
Legal costs	1.5	—	—	1.5

7.  Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates  a retail segment, which markets Haggar® branded products through 68 Company operated stores located in the Company’s Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense and provision (benefit) for income taxes and cumulative effect of accounting change.

The table below reflects the Company’s segment results for all periods presented.

Three Months Ended December 31,	Wholesale	Other	Consolidated
	(In thousands)
2002
Net sales	$100,343	$13,564	$113,907
Segment profit (loss)	$(3,026)	$441	$(2,585)

2001
Net sales	$85,359	$13,971	$99,330
Segment profit (loss)	$495	$628	$1,123

A reconciliation of total segment profit (loss) to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
Segment profit (loss)	$(2,585)	$1,123
Interest expense	735	1,011
Consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	$(3,320)	$112

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

8.  Commitments and Contingencies

As of December 31, 2002, the Company had outstanding $49.9 million of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. These trade letters of credit, generally for periods of less than six months, will only be paid upon satisfactory receipt of the inventory by the Company.  As of December 31, 2002, the Company had entered into $7.5 million of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

The Company maintains an operating lease for its corporate aircraft, which contains a residual guarantee for the market value of the plane at the end of the lease term in December 2004.  Under the lease, the Company has the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party.  If the sale proceeds are less than $4.0 million, the Company is required to reimburse the lessor for the deficiency.  If the sale proceeds exceed $4.0 million, the Company is entitled to all of such excess amounts.  The Company has not recorded a liability related to this guaranteed residual value.

Two jury verdicts totaling $5.2 million have been returned against the Company related to claims by former employees for wrongful discharge and common law tort.  One of the verdicts was settled on September 30, 2002 for $1.3 million.  The other case is currently on appeal, as management, based on the advice of legal counsel, believes the verdict in this lawsuit is both legally and factually incorrect.

The Company is involved in various other claims and lawsuits incidental to its business. Management believes that the disposition of these claims and suits in the aggregate will not have a material adverse effect on the Company.

9.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three months ended December 31, 2002 and 2001, such costs were $3.2 million and $2.8 million, respectively.

10.  Net Income (Loss) Per Common Share - Basic and Diluted

Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period and the number of equivalent shares assumed outstanding under the Company’s stock-based compensation plan using the treasury stock method.

Options to purchase 1,273,445 shares were excluded from the diluted earnings per share calculations for the three months ended December 31, 2002, due to the net loss recorded during the period.

Options to purchase 883,231 shares, were excluded from the diluted earnings per share calculations for the three months ended December 31, 2001, because the options’ exercise prices were greater than the average market price of the common shares during the period.

11.  Dividends

During the first quarter of fiscal 2003, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 10, 2003, which will be paid on February 24, 2003.  The fourth quarter of fiscal 2002 dividend of approximately $321,000 was paid in November 2002.

12.  Related Party Transactions

A director of the Company is a partner of a law firm that rendered various legal services for the Company during the three months ended December 31, 2002 and 2001. The Company paid the law firm approximately $79,000, and $97,000 for legal services during the three months ended December 31, 2002 and 2001, respectively.  There were no amounts due to such firm from the Company as of December 31, 2002 and September 30, 2002.

13.  Recently Issued and Adopted Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), addressing the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, or the first quarter of fiscal 2003 for the Company.  The Company has adopted the standard effective October 1, 2002, and the financial accounting impact of adopting the standard was not material.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 or the first quarter of fiscal

2003 for the Company.  The Company has adopted the standard effective October 1, 2002, and the financial accounting impact of adopting the standard was not material.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”), addressing significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) certain termination benefits to employees who are involuntarily terminated. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions are to be applied on a prospective basis for qualifying guarantees entered into or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” which addresses consolidation of variable interest entities (“VIEs”) to which the usual consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests.  FASB Interpretation No. 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The provisions of the interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date.  An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements.   The Company is currently reviewing the impact of adopting the interpretation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts contained in this report, including statements regarding the Company’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that the Company believes may affect its financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that could affect the results of the Company or the apparel industry generally and could cause the Company’s expected results to differ materially from those expressed in this Quarterly Report on Form 10-Q.  These risks, uncertainties and assumptions are described in “Item 1.  Business” of the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 20, 2002, and include, among other things:

•                  changes in general business conditions,

•                  changes in the performance of the retail sector in general and the apparel industry in particular,

•                  seasonality of the Company’s business,

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

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein, to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Overview

The Company designs, manufactures, imports and markets casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests in the United States and abroad.  The Company’s operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels.  The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products.  The Company’s retail segment markets Haggar® branded products through 68 Company operated retail stores located in the Company’s Dallas headquarters and in outlet malls throughout the United States.  The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the three months ended December 31, 2002.

Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable; inventory valuation; amortization and recoverability of long-lived assets, including goodwill; litigation accruals; workers’ compensation liabilities; revenue recognition; and reorganization charges. Management bases its estimates and judgments on the Company’s substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Business Reorganization

The Company’s strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers.  The 2002 and 2001 reorganizations are the results of this strategy.

2002 Reorganization

On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas.  Accordingly, the Company recorded a $1.0 million pre-tax charge to operations in reorganization costs for the quarter ended March 31, 2002.  All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002.  Severance payments of $0.7 million and other employee termination costs of $0.3 million had been paid as of December 31, 2002.  Closing this facility is expected to result in approximately $0.3 to $0.6 million annually in cost savings, depending on production volumes.

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

On September 30, 2002, the Company announced plans to close one of its manufacturing facilities in the Dominican Republic.  Accordingly, the Company recorded a $0.6 million pre-tax charge to operations in reorganization costs in the fourth quarter of fiscal 2002.  All 341 employees at the facility were terminated in conjunction with the closure, which was completed in November 2002.  Severance payments of $0.4 million were paid during the three months ended December 31, 2002.  The remaining $0.1 million in severance payments and $0.1 in other employee termination and administrative costs are expected to be paid during the second quarter of fiscal 2003 and have been included in accrued liabilities as of December 31, 2002.

In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating 6 employees.  As a result, the Company recorded a $1.0 million pre-tax charge to operations in selling, general and administrative expenses.   The Company paid $0.2 million in severance payments during the three months ended December 31, 2002, and periodic severance payments to these terminated employees will continue through January 2004.  The remaining $0.8 million in severance payments have been included in accrued liabilities as of December 31, 2002.

2001 Reorganization

On March 26, 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan.  The Company recorded a $20.8 million charge to operations in the quarter ended March 31, 2001.  The charge consisted of $8.6 million in legal costs, $8.1 million in employee termination and related costs, $3.1 million in plant and equipment impairments and $1.0 million in other asset write downs.

Severance and other employee related payments of $5.8 million have been made as of September 30, 2002, and all other employee termination costs of $1.1 million are expected to be paid by the end of fiscal 2003.  A $0.7 million pre-tax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

The $8.6 million charge for legal costs included a $1.6 million cash settlement for certain claims and $7.0 million for estimated losses on unsettled claims against the Company, including two jury verdicts totaling $5.2 million, which were returned against subsidiaries of the Company. One of the verdicts was settled on September 30, 2002 for $1.3 million.  The other case is currently on appeal.  Many of the legal claims against the Company relate to claims for wrongful discharge and common law tort by former employees of the Company’s sewing facilities in south Texas that were closed in previous years.

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance September 30, 2002	Payments	Adjustments	Balance December 31, 2002
Employee termination and related costs	$1.2	$(0.1)	$—	$1.1

Legal costs	1.5	—	—	1.5

Comparison of Three Months Ended December 31, 2002 to Three Months Ended December 31, 2001

Net Sales

Net sales increased $14.6 million, or 14.7%, to $113.9 million for the first quarter of fiscal 2003, compared to net sales of $99.3 million for the first quarter of fiscal 2002.  The increase in net sales is primarily attributable to increased sales of Haggar® branded products including the new comfort fit waist pants, improved private label business and increased sales of Claiborne® licensed products.  Unit sales increased 32.5% while the average sales price decreased 17.8%.

Gross Profit

Gross profit as a percentage of net sales decreased to 25.1% in the first quarter of fiscal 2003, compared to 28.6% in the first quarter of fiscal 2002.  The decrease in gross profit percentage is related to decreases in sales prices due to pressures in the marketplace by customers and competitors combined with changing product mix during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 27.7% in the first quarter of fiscal 2003, compared to 27.9% in the first quarter of fiscal 2002.  The $3.8 million, or 13.7%, increase in selling, general and administrative expenses primarily relates to an increase in media advertising expense of $3.1 million to introduce the Haggar® comfort fit waist pants, $0.3 million in expenses related to increased sales for the Claiborne® division, $0.2 million in additional shipping expenses due to increased sales volumes and $0.2 million in other administrative expense increases.

Interest Expense

Interest expense decreased $0.3 million, or 27.3%, to $0.7 million for the first quarter of fiscal 2003, compared to $1.0 million for the first quarter of fiscal 2002, primarily due to significantly reduced debt levels throughout the first quarter of fiscal 2003 combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 39.6% for the first quarter of fiscal 2003.  Comparatively, the Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 35.7% for the first quarter of fiscal 2002.  The effective tax rates for the first quarters of fiscal 2003 and 2002 exceeded the statutory federal tax rate of 35% primarily as a result of state income taxes and certain permanent differences.

Cumulative Effect of Accounting Change

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, the Company’s women’s wear subsidiary.  Subsequent to the acquisition, pricing pressures and a weak retail environment for women’s apparel resulted in a revised earnings forecast for Jerell and the women’s wear business.  In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows.  There was no tax benefit associated with the impairment charge.

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 68 Company operated stores located in the Company’s Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense and provision (benefit) for income taxes and cumulative effect of accounting change.

The table below reflects the Company’s segment results for all periods presented.

Three Months Ended December 31,	Wholesale	Other	Consolidated
	(In thousands)
2002
Net sales	$100,343	$13,564	$113,907
Segment profit (loss)	$(3,026)	$441	$(2,585)
2001
Net sales	$85,359	$13,971	$99,330
Segment profit (loss)	$495	$628	$1,123

Wholesale Segment

Wholesale segment net sales increased $15.0 million, or 17.6%, to $100.3 million for the first quarter of fiscal 2003, compared to $85.4 million for the first quarter of fiscal 2002.  The increase in wholesale segment net sales during the first quarter of fiscal 2003 is attributable to increased sales of Haggar® branded products including the new comfort fit waist pants, improved private label sales and increased sales of Claiborne® licensed products.

Wholesale segment profit decreased $3.5 million, or 711.3% to a $3.0 million loss for the first quarter of fiscal 2003, compared to a $0.5 million profit for the first quarter of fiscal 2002.  The decrease in segment profit is primarily attributable to an increase in media advertising expense of $3.1 million to introduce the Haggar® comfort fit waist pants, combined with a decrease in sales prices due to pressures in the marketplace by customers and competitors.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flows from operations and borrowings under its unsecured revolving credit facility.  As of December 31, 2002, the Company had cash and cash equivalents of $8.1 million.

As of December 31, 2002, the Company had $10.0 million outstanding and additional available borrowing capacity of approximately $72.9 million under its unsecured revolving credit line agreement (the “Agreement”) with certain banks. The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity during the first quarter of fiscal 2003. The interest rates ranged from 3.01% to 4.75% during the first quarter of fiscal 2003 and were based on variable market rates (LIBOR or prime rate).  The interest rate at December 31, 2002, was 4.25%.  The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Company's failure to satisfy these covenants could adversely affect the Company's ability to acquire capital to meet its needs and pay dividends.  In December 2002, the Company amended the Agreement to increase the commercial letters of credit permitted by the debt covenants from $45.0 million to $75.0 million.  As of December 31, 2002, the Company was in full compliance with its financial and other covenants.

Long-term debt also includes $7.1 million in senior notes.  Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments of approximately $3.6 million through fiscal 2005.  The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Long-term debt also includes $2.2 million in Industrial Development Revenue (“IDR”) bonds.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at December 31, 2002, was 1.65%.  The IDR bonds are payable in annual installments of $0.1 million, with a final payment of $2.0 million in fiscal 2006.  The IDR bonds are collateralized by certain buildings and equipment of $0.5 million as of December 31, 2002.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company.

As of December 31, 2002, and September 30, 2002, the Company had outstanding $49.9 million and $22.9 million, respectively, of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business.  The increase in trade letters of credit outstanding for inventory purchases is primarily due to the seasonality of the business.  These trade letters of credit, generally for periods of less than six months, will only be paid upon satisfactory receipt of the inventory by the Company.  As of December 31, 2002, and September 30, 2002, the Company had entered into $7.5 million and $7.3 million, respectively, of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs.  The increase in standby letters of credit is primarily attributable to an increase in self-insured workers compensation claims experience.  These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

The Company maintains an operating lease for its corporate aircraft, which contains a residual guarantee for the market value of the plane at the end of the lease term in December 2004.  Under the lease, the Company has the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party.  If the sale proceeds are less than $4.0 million, the Company is required to reimburse the lessor for the deficiency.  If the sale proceeds exceed $4.0 million, the Company is entitled to all of such excess amounts.  The Company has not recorded a liability related to this guaranteed residual value.

During the first quarter of fiscal 2003, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 10, 2003, which will be paid on February 24, 2003.  The fourth quarter of fiscal 2002 dividend of approximately $321,000 was paid in November 2002.

The Company has other contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Disclosures About Contractual Obligations And Commercial Commitments” of the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 20, 2002.

Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees for wrongful discharge and common law tort.  One of the verdicts was settled on September 30, 2002, for $1.3 million.  The other case is currently on appeal, as management, based on the advice of legal counsel, believes the verdict in this lawsuit is both legally and factually incorrect.  Management does not believe that the outcome of this appeal will have a material adverse effect on the Company.  The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company.

Cash Flow Results for the Three Months Ended December 31, 2002

For the first quarter of fiscal 2003, cash flows provided by operating activities were approximately $16.2 million.  The cash provided from operations was primarily the result of a $16.4 million decrease in accounts receivable and a $6.8 million decrease in inventories due to lower seasonal sales during the quarter, as well as a $5.4 million increase in accounts payable.  These increases in cash flows were partially offset by a $3.6 million decrease in accrued wages, workers compensation and other employee compensation, primarily due to the payment of accrued bonuses during the quarter. The increases in cash flows were also partially offset by a $5.9 million decrease in other current and non-current accrued liabilities, which included $2.5 million in property and income tax payments, a $1.7 million decrease in accruals for finished goods in transit, $0.9 million in payments for restructuring and legal obligations during the quarter, and a $2.9 million increase in other assets primarily due to an increase in the Company’s income tax receivable, an increase in prepaid insurance and prepayments for manufacturing contractor costs.

The Company used approximately $0.3 million cash in investing activities primarily due to purchases of property, plant and equipment principally related to fixtures and leasehold improvements for new retail stores as well as manufacturing equipment.

The Company used approximately $12.1 million cash in financing activities due to net repayments of the long-term debt of $5.7 million, dividend payments of $0.3 million and a decrease in cash book overdrafts of $6.0 million.

Cash Flow Results for the Three Months Ended December 31, 2001

Cash from the Company’s operating activities for the first quarter of fiscal 2002 was $0.6 million, primarily as a result of a net reduction in accounts receivable of $29.4 million offset by decreases in accounts payable and accrued liabilities of $16.7 million and an increase in inventories of $12.3 million.

The Company used cash in investing activities of $0.5 million during the first quarter of fiscal 2002 mainly for the purchase of property, plant, and equipment of $0.7 million.

Cash flows used in financing activities of $3.5 million for the first quarter of fiscal 2002 were primarily the result of  net repayments in long-term debt of $4.7 million offset by an increase in book overdrafts of $1.8 million.

Recently Issued and Adopted Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), addressing the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, or the first quarter of fiscal 2003 for the Company.  The Company has adopted the standard effective October 1, 2002, and the financial accounting impact of adopting the standard was not material.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, or the first quarter of fiscal 2003 for the Company.  The Company has adopted the standard effective October 1, 2002, and the financial accounting impact of adopting the standard was not material.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”), addressing significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) certain termination benefits to employees who are involuntarily terminated. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions are to be applied on a prospective basis for qualifying guarantees entered into or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” which addresses consolidation of variable interest entities (“VIEs”) to which the usual consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests.  FASB Interpretation No. 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The provisions of the interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date.  An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements.   The Company is currently reviewing the impact of adopting the interpretation.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. As of December 31, 2002, the Company had $12.2 million outstanding under its revolving credit line agreement and other variable rate debt. A one percentage point increase in the variable interest rate based on debt amounts outstanding at December 31, 2002, would result in an approximately $0.1 million reduction in annual pre-tax earnings.  See “Notes to Consolidated Financial Statements – Long-Term Debt” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of the terms of the Company’s credit facilities.

Item 4.  Controls and Procedures

.

The Chief Executive Officer and Chief Financial Officer of the Company have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report on Form 10-Q and have concluded that such disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934.  There have not been any significant changes in the internal controls of the Company or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

Part II.  Other Information.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits.

10(a) – First Amendment to Second Amended and Restated Credit Agreement, dated December 11, 2002, between the Company and JPMorgan Chase Bank, as Agent for a bank syndicate.

(b)         Reports on Form 8-K.

A Form 8-K was filed on October 15, 2002, announcing, under Item 5, the adoption of a new stockholder rights plan and the amendment of the Company’s Bylaws.  A Form 8-K was filed on November 5, 2002, announcing, under Item 5, the issuance of a press release and, under Item 9, the Company’s fourth quarter and fiscal 2002 earnings.  A Form 8-K/A was filed on November 6, 2002, to correct a clerical error in the November 5, 2002, filing.  Forms 8-K were filed on November, 22, 2002, November 27, 2002, and December 16, 2002, discussing, under Item 9, proxy contest matters and the issuance of press releases.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.,

Date: February 14, 2003	By:	/s/ David M. Tehle
David M. Tehle
(Executive Vice President, Chief Financial Officer, Secretary, Treasurer)

Signed on behalf of the registrant and as principal financial officer.

CERTIFICATIONS

I, J.M. Haggar, III, Chief Executive Officer of Haggar Corp., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Haggar Corp.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ J.M. Haggar, III

J.M. Haggar, III

Chief Executive Officer

CERTIFICATIONS

I, David M. Tehle, Chief Financial Officer of Haggar Corp., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Haggar Corp.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ David M. Tehle

David M. Tehle

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
10(a)	First Amended and Restated Credit Agreement, dated December 11, 2002, between the Company and JPMorgan Chase Bank, as Agent for a bank syndicate.