Form 10-Q
period 2003-03-31
HAGGAR CORP
filed 2003-05-13
CIK 892533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

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

As of May 12, 2003, there were 6,418,426 shares of the registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2003	September 30, 2002
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,150	$4,124
Accounts receivable, net	68,161	64,284
Inventories, net	98,173	100,996
Property held for sale	—	2,157
Deferred tax benefit	11,410	12,087
Other current assets	4,439	2,766
Total current assets	188,333	186,414

Property, plant, and equipment, net	42,521	46,195
Goodwill, net	9,472	9,472
Other assets	7,949	7,896
Total assets	$248,275	$249,977

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,654	$30,542
Accrued liabilities	27,249	35,669
Accrued wages and other employee compensation	4,916	6,713
Current portion of long-term debt	3,671	3,742
Total current liabilities	63,490	76,666

Other accrued liabilities	9,224	8,247
Long-term debt	32,671	21,343
Total liabilities	105,385	106,256

Commitments and contingencies

Stockholders’ equity:

Common stock – par value $0.10 per share; 25,000,000 shares authorized; 8,660,609 shares issued at March 31, 2003 and September 30, 2002	866	866
Additional paid-in capital	42,911	42,911
Cumulative translation adjustment	(549)	(534)
Retained earnings	124,623	125,439
	167,851	168,682
Less – Treasury stock, 2,242,183 shares at cost at March 31, 2003 and September 30, 2002	(24,961)	(24,961)
Total stockholders’ equity	142,890	143,721
Total liabilities and stockholders’ equity	$248,275	$249,977

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Net sales	$135,487	$138,059	$249,394	$237,390
Cost of goods sold	100,638	102,841	185,921	173,784
Reorganization costs	—	(1,157)	—	(1,157)
Gross profit	34,849	36,375	63,473	64,763
Selling, general and administrative expenses	(32,012)	(29,183)	(63,543)	(56,892)
Royalty income	300	332	675	728
Other income, net	533	11	480	59
Interest expense	(648)	(1,095)	(1,383)	(2,106)
Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	3,022	6,440	(298)	6,552

Provision (benefit) for income taxes	1,191	2,502	(124)	2,543

Income (loss) before cumulative effect of accounting change	$1,831	$3,938	$(174)	$4,009

Cumulative effect of accounting change	—	—	—	(15,578)

Net income (loss)	$1,831	$3,938	$(174)	$(11,569)

Other comprehensive income (loss):

Cumulative translation adjustment	$(111)	$(99)	$(15)	$(140)

Comprehensive income (loss)	$1,720	$3,839	$(189)	$(11,709)

NET INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED

Income (loss) before cumulative effect of accounting change	$0.29	$0.62	$(0.03)	$0.63

Cumulative effect of accounting change	—	—	—	(2.44)

Net income (loss)	$0.29	$0.62	$(0.03)	$(1.81)

Weighted average number of common shares outstanding:

Basic	6,418	6,356	6,418	6,368

Diluted	6,430	6,391	6,418	6,368

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended March 31,
	2003	2002

Cash Flows from Operating Activities
Net loss	$(174)	$(11,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	15,578
Revision of net realizable value on property held for sale	—	(2,157)
Gain on disposal of property, plant and equipment	(279)	—
Depreciation and amortization	4,225	4,348
Deferred tax benefit	392	1,061
Changes in assets and liabilities:
Accounts receivable, net	(3,877)	(4,822)
Inventories, net	2,823	1,619
Other current assets	(1,673)	(72)
Accounts payable	1,451	(10,290)
Accrued liabilities	(8,420)	2,232
Accrued wages and other employee compensation	(1,797)	(3,407)
Other accrued liabilities	977	433
Net cash used in operating activities	(6,352)	(7,046)

Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(483)	(1,244)
Proceeds from the sale of property, plant and equipment	2,493	—
Decrease (increase) in other assets	107	(316)
Net cash provided by (used in) investing activities	2,117	(1,560)

Cash Flows from Financing Activities
Purchase of treasury stock at cost	—	(351)
Proceeds from issuance of long-term debt	157,000	259,000
Payments on long-term debt	(145,743)	(251,269)
Decrease in book overdrafts	(4,339)	—
Payments of cash dividends	(642)	(637)
Net cash provided by financing activities	6,276	6,743

Effects of exchange rates on cash and cash equivalents	(15)	(140)

Increase (decrease) in cash and cash equivalents	2,026	(2,003)
Cash and cash equivalents, beginning of period	4,124	7,800
Cash and cash equivalents, end of period	$6,150	$5,797

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Presentation

The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations and comprehensive income for the three and six months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the six months ended March 31, 2003 and 2002, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  The consolidated balance sheet as of September 30, 2002 has been derived from the Company's audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 2003, and for all other periods presented, have been made.  As permitted under Securities and Exchange Commission rules for interim financial reporting,  certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002.

Accounting for Stock Based Compensation

The Company has had, since 1992, a long-term incentive plan, which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The long-term incentive plan allows for 1,750,000 shares to be granted.  On October 21, 2002, in accordance with the terms of the plan, this long-term incentive plan terminated and, accordingly, no further options may be granted under the plan.  The following table summarizes the changes in common stock options during the six months ended March 31, 2003:

	Shares	Weighted Average Exercise Price

Options outstanding as of September 30, 2002	1,420,775	$12.61

Options granted	—	—
Options exercised	—	—
Options canceled	(157,330)	$13.62
Options outstanding as of March 31, 2003	1,263,445	$12.48
Options exercisable as of March 31, 2003	1,239,445	$12.46

The Company accounts for its long-term incentive plans under Accounting Principles Board Opinion No. 25, under which no compensation has been recognized.  As required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,831	$3,938	$(174)	$(11,569)
Add back: Stock-based employee compensation included in net income (loss) as reported	—	—	—	—
Less: Pro-forma stock-based employee compensation expense, net of related tax effects	(25)	(126)	(50)	(252)

Pro-forma net income (loss)	$1,806	$3,812	$(224)	$(11,821)
Net income (loss) per common share on a basic and diluted basis:
As reported	$0.29	$0.62	$(0.03)	$(1.81)
Pro forma	$0.28	$0.60	$(0.03)	$(1.86)

On May 1, 2003, the Company adopted a new stockholder approved long-term incentive plan which authorizes the Company to issue up to 575,000 additional shares in connection with options granted to directors, officers or employees of the Company.  The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the then current market value of the common stock at the grant date.

Reclassifications

Certain items in the prior period presentation have been reclassified to conform to the current period presentation.

2.  Inventories, net

Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 2003, and September 30, 2002 (in thousands):

	March 31, 2003	September 30, 2002
Piece goods	$7,856	$8,270
Trimmings & supplies	2,385	2,908
Work-in-process	7,865	8,143
Finished garments	81,888	83,742
	$99,994	$103,063
Inventory reserves	(1,821)	(2,067)
Total inventories, net	$98,173	$100,996

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.  Inventory reserves as of March 31, 2003, and September 30, 2002 consisted primarily of allowances for slow moving and obsolete piece goods and trimming supplies that are not forecasted to be used in production as well as reserves to reflect estimated physical count differences based on the results of cycle counts performed.

3.  Asset Impairment – Goodwill

On October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, Ltd. (“Jerell”), the Company’s women’s wear subsidiary.  Subsequent to the acquisition, pricing pressures and a weak retail environment for women’s apparel resulted in a revised earnings forecast for Jerell and the women’s wear business.  In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows.  There was no tax benefit associated with the impairment charge.

4.  Long-Term Debt

Long-term debt consisted of the following at March 31, 2003, and September 30, 2002 (in thousands):

	March 31, 2003	September 30, 2002
Borrowings under revolving credit line	$27,000	12,000
Industrial Development Revenue Bonds	2,200	2,300
Senior notes	7,142	10,715
Other	—	70
Total debt	36,342	25,085
Less – current portion	(3,671)	(3,742)
Long-term debt	$32,671	$21,343

As of March 31, 2003, the Company had $27.0 million outstanding under the $110.0 million unsecured revolving credit line agreement (the "Agreement") and additional available borrowing capacity is restricted to $15.7 million under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity during the six months ended March 31, 2003.  The interest rates ranged from 2.52% to 4.75% during the six month period ended March 31, 2003 and were based on variable market rates (LIBOR or prime rate).  The weighted average interest rate at March 31, 2003, was 3.00%.  The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company.

5.  2002 Business Reorganization

The Company’s strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers.  The 2002 reorganization activities are a result of this strategy.

On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas.  Accordingly, the Company recorded a $1.0 million charge to operations in reorganization costs for the quarter ending March 31, 2002.  All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002.  The plan has been executed and actual amounts paid pursuant to the plan approximated the initial $1.0 million charge.

In conjunction with the closure of the Edinburg, Texas manufacturing facility in fiscal 2001, the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant.  Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale.  The $2.2 million reversal was recorded as a credit to reorganization costs in the income statement in the second quarter of fiscal 2002.  On March 24, 2003, the Company sold the building for net cash proceeds of $2.5 million.  The sale resulted in a pre-tax gain of approximately $0.3 million which was recorded in other income, net.

The following summarizes the reorganization costs for the three and six month periods ended March 31, 2002 (in thousands):

Weslaco, Texas cutting facility closing	$1,000

Edinburg, Texas facility write-down reversal	(2,157)

Total reorganization costs	$(1,157)

6.  Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 64 Company-operated stores located in its Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense and provision (benefit) for income taxes and cumulative effect of accounting change.

The table below reflects the Company’s segment results for all periods presented.

Three Months Ended March 31,	Wholesale	Retail and Other	Consolidated
	(In thousands)

2003
Net sales	$126,744	$8,743	$135,487
Segment profit (loss)	$4,960	$(1,290)	$3,670

2002
Net sales	$128,932	$9,127	$138,059
Segment profit (loss)	$8,757	$(1,222)	$7,535

Six Months Ended March 31,	Wholesale	Retail and Other	Consolidated
	(In thousands)

2003
Net sales	$227,087	$22,307	$249,394
Segment profit (loss)	$1,934	$(849)	$1,085

2002
Net sales	$214,292	$23,098	$237,390
Segment profit (loss)	$9,252	$(594)	$8,658

A reconciliation of total segment profit to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Segment profit	$3,670	$7,535	$1,085	$8,658
Interest expense	(648)	(1,095)	(1,383)	(2,106)
Consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	$3,022	$6,440	$(298)	$6,552

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

7.  Commitments and Contingencies

On February 14, 2003, the Company entered into a contract with a third party for the sale of its corporate headquarters facility.  The Company has until June 2, 2003 to cancel the sale contract without penalty.  On May 9, 2003, the Company entered into a contract for the purchase of a new corporate headquarters facility.  The Company has until July 8, 2003 to cancel the purchase contract without penalty.  In the event of a relocation, the Company will incur costs to exit the current facility and move to a new corporate headquarters.

In November 2002, co-trustees of a trust which owns shares of the Company’s common stock filed preliminary proxy materials with the Securities and Exchange Commission indicating that they intended to solicit stockholders in support of their own slate of directors.  The Company entered into an agreement to settle this proxy contest in February 2003.    The Company incurred $0.9 million and $1.2 million in legal and professional fees during the three and six months ended March 31, 2003 related to this matter.  As of March 31, 2003, $0.2 million of these fees remained to be paid and were included in accrued liabilities.

The Company is involved in various other claims and lawsuits incidental to its business. Management believes that the disposition of these claims and suits in the aggregate will not have a material adverse effect on the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions are to be applied on a prospective basis for qualifying guarantees entered into or modified after December 31, 2002.  However, any qualifying guarantees entered into before December 31, 2002, must be disclosed in the footnotes for interim or annual financial statement periods that end after December 15, 2002.

The only qualifying guarantee that requires disclosure is a December 1999 operating lease of the Company’s corporate aircraft which contains a residual guarantee.  Under the lease which ends in December 2004, the Company has the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party.  If the sales proceeds are less than $4.0 million, the Company is required to reimburse the lessor for the deficiency.  If the sales proceeds exceed $4.0 million, the Company is entitled to all of such excess amounts.

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency in the three months ended March 31, 2003.  As of March 31, 2003, the Company included $0.1 million in other accrued liabilities related to the deficiency.  The remainder will be accreted up to the $0.9 million expected deficiency using the straight-line method through the end of the lease term.

8.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three and six months ended March 31, 2003, such costs were $3.2 million and $6.5 million, respectively.  For the three and six months ended March 31, 2002, such costs were $2.8 million and $5.6 million, respectively.

9.  Net Income (Loss) Per Common Share - Basic and Diluted

The following table sets forth the computation of basic and diluted weighted average common shares:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Weighted average common shares outstanding	6,418	6,356	6,418	6,368
Shares equivalents, due to stock options	12	35	—	—
Weighted average diluted shares outstanding	6,430	6,391	6,418	6,368

Options to purchase 640,280 shares were excluded from the diluted earnings per share calculations for the three months ended March 31, 2003 because the options’ exercise prices were greater than the average market price of the common shares during the period.  Options to purchase 1,263,445 shares were excluded from the diluted earnings per share calculations for the six months ended March 31, 2003 due to the net loss recorded during the period.

Options to purchase 775,040 and 806,050 shares were excluded from the diluted earnings per share calculations for the three and six months ended March 31, 2002, because the options’ exercise prices were greater than the average market price of the common shares during the period.

10.  Dividends

During the second quarter of fiscal 2003, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 12, 2003, which will be paid on May 26, 2003.  The first quarter of fiscal 2003 dividend of approximately $0.3 million was paid in February 2003.

11.  Related Party Transactions

A director of the Company is a partner of a law firm that rendered various legal services for the Company during the three and six months ended March 31, 2003 and 2002.  The Company paid the law firm approximately $0.2 million and $0.3 million for legal services during the three and six months ended March 31, 2003, respectively.  The Company paid the law firm approximately $0.3 million and $0.5 million for legal services during the three and six months ended March 31, 2002, respectively.  There were no amounts due to such firm from the Company as of March 31, 2003 and September 30, 2002.

12.  Recently Issued Financial Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” which addresses consolidation of variable interest entities (“VIEs”) to which the usual consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests.  FASB Interpretation No. 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The provisions of the interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date.  An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements.   The Company has adopted the interpretation and has determined it is not party to any VIEs that would require consolidation.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts contained in this report, including statements regarding the Company’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that the Company believes may affect its financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that could affect the results of the Company or the apparel industry generally and could cause the Company’s actual results to differ materially from those expressed in this Quarterly Report on Form 10-Q.  These risks, uncertainties and assumptions are described in “Item 1.  Business” of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002, and include, among other things:

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

Overview

The Company designs, manufactures, imports and markets casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests in the United States and abroad.  The Company’s operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels.  The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products.  The Company’s retail segment markets Haggar® branded products through 64 Company-operated retail stores located in its Dallas headquarters and in outlet malls throughout the United States.  The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the six months ended March 31, 2003.

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

2002 Reorganization

On January 8, 2002, the Company announced plans to close its cutting facility in Weslaco, Texas.  Accordingly, the Company recorded a $1.0 million charge to operations in reorganization costs for the quarter ending March 31, 2002.  All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002.  The plan has been executed and actual amounts paid pursuant to the plan approximated the initial $1.0 million charge.

In conjunction with the closure of the Edinburg, Texas manufacturing facility in fiscal 2001 (see 2001 Reorganization below), the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant.  Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale.  The $2.2 million reversal was recorded as a credit to reorganization costs in the income statement in the second quarter of fiscal 2002.  On March 24, 2003, the Company sold the building for net cash proceeds of $2.5 million.  The sale resulted in a pre-tax gain of approximately $0.3 million which was recorded in other income, net.

The following summarizes the reorganization costs for the three and six month periods ended March 31, 2002 (in thousands):

Weslaco, Texas cutting facility closing	$1,000

Edinburg, Texas facility write-down reversal	(2,157)

Total reorganization costs	$(1,157)

On September 30, 2002, the Company announced plans to close one of its manufacturing facilities in the Dominican Republic.  Accordingly, the Company recorded a $0.6 million pre-tax charge to operations in reorganization costs in the fourth quarter of fiscal 2002.  All 341 employees at the facility were terminated in conjunction with the closure, which was completed in November 2002.  Severance payments of $0.5 million and other employee termination and administrative costs of $0.1 million were paid during the six months ended March 31, 2003.

In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating 6 employees.  As a result, the Company recorded a $1.0 million pre-tax charge to operations in selling, general and administrative expenses.   The Company paid $0.4 million in severance payments during the six months ended March 31, 2003, and periodic severance payments to these terminated employees will continue through January 2004.  The remaining $0.6 million in severance payments have been included in accrued liabilities as of March 31, 2003.

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

Severance and other employee related payments of $6.0 million have been made as of March 31, 2003, and all other employee termination costs of $0.9 million are expected to be paid by the end of fiscal 2003.  A $0.7 million pre-tax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

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

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance September 30, 2002	Payments	Adjustments	Balance March 31, 2003
Employee termination and related costs	$1.2	$(0.3)	$—	$0.9

Legal costs	1.5	—	—	1.5

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

Net Sales

Net sales decreased $2.6 million, or 1.9%, to $135.5 million for the second quarter of fiscal 2003, compared to net sales of $138.1 million for the second quarter of fiscal 2002.  The decrease in net sales is primarily attributable to decreased sales of women’s wear and DKNY® licensed products, offset by increased sales of Haggar® branded products including the new comfort fit waist pants and improved private label business.  Unit sales increased 5.5% while the average sales price decreased 7.4% during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.  The sales prices decreased due to pressures in the market place by customers and competitors.

Gross Profit

Gross profit as a percentage of net sales decreased to 25.7% in the second quarter of fiscal 2003, compared to 26.3% in the second quarter of fiscal 2002.  Absent the impact of the reorganization costs previously discussed, the gross profit percentage would have been 25.5% in the second quarter of fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 23.6% in the second quarter of fiscal 2003, compared to 21.1% in the second quarter of fiscal 2002.  The $2.8 million, or 9.7%, increase in selling, general and administrative expenses primarily relates to $0.9 million in legal and professional fees incurred in a proxy matter involving a Company stockholder, $0.5 million related to the settlement of a lawsuit with the landlord of the Company’s Jerell, Ltd. headquarters, a $1.2 million increase in salaries and other employee compensation, $0.6 million in additional shipping expenses due to increased sales volumes and $0.7 million in expenses related to employee benefits and workers’ compensation expenses.  The expense increases were offset by a $1.1 million decrease in advertising and marketing expenses primarily due to lower cooperative advertising expenses.

Other Income

Other income increased $0.5 million to $0.5 million during the second quarter of fiscal 2003, compared to $11,000 for the second quarter of fiscal 2002, primarily attributable to a gain on the sale of the Edinburg, Texas manufacturing facility of $0.3 million.

Interest Expense

Interest expense decreased $0.4 million, or 40.8%, to $0.7 million for the second quarter of fiscal 2003, compared to $1.1 million for the second quarter of fiscal 2002, primarily due to significantly reduced debt levels throughout the second quarter of fiscal 2003 combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 39.4% for the second quarter of fiscal 2003.  Comparatively, the Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 38.9% for the second quarter of fiscal 2002.

Comparison of Six Months Ended March 31, 2003 to Six Months Ended March 31, 2002

Net Sales

Net sales increased $12.0 million, or 5.1%, to $249.4 million for the six months ended March 31, 2003, compared to net sales of $237.4 million for the six months ended March 31, 2002.  The increase in net sales is primarily attributable to increased sales of Haggar® branded products including the new comfort fit waist pants, improved private label business and increased sales of Claiborne® licensed products, offset by decreased sales of women’s wear and DKNY® licensed products.  Unit sales increased 15.6% while the average sales price decreased 10.5% due to pressures in the marketplace by customers and competitors.

Gross Profit

Gross profit as a percentage of net sales decreased to 25.5% in the six months ended March 31, 2003, compared to 27.3% in the six months ended March 31, 2002.  Absent the impact of the reorganization costs previously discussed, the gross profit percentage would have been 26.8% in the six months ended March 31, 2002.  The decrease in gross profit percentage is related to decreases in sales prices due to pressures in the marketplace by customers and competitors combined with the changing product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 25.5% in the six months ended March 31, 2003, compared to 24.0% in the six months ended March 31, 2002.  The $6.7 million, or 11.7%, increase in selling, general and administrative expenses primarily relates to an increase in media advertising expense of $3.1 million to introduce the Haggar® comfort fit waist pants, $1.2 million in legal and professional fees incurred in a proxy matter involving a Company stockholder, $0.5 million related to the settlement of a lawsuit with the landlord of the Company’s Jerell, Ltd. headquarters, $0.8 million in additional shipping expenses due to increased sales volumes, $0.5 million in expenses related to increased sales for the Claiborne® division, $0.4 million in expenses related to a new Junior apparel division, $0.5 million in salaries and other employee compensation, $0.7 million in expenses related to employee benefits and workers’ compensation costs and $0.4 million in other administrative expense increases.  The expense increases were offset by a $1.4 million decrease in cooperative advertising expenses.

Other Income

Other income increased $0.4 million to $0.5 million during the six months ended March 31, 2003, compared to $0.1 million for the six months ended March 31, 2002, primarily attributable to a gain on the sale of the Edinburg, Texas manufacturing facility of $0.3 million.

Interest Expense

Interest expense decreased $0.7 million, or 34.3%, to $1.4 million for the six months ended March 31, 2003, compared to $2.1 million for the six months ended March 31, 2002, primarily due to significantly reduced debt levels throughout the six months ended March 31, 2003 combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax benefit as a percentage of loss before income tax and cumulative effect of accounting change was 41.6% for the six months ended March 31, 2003.  Comparatively, the Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 38.8% for the six months ended March 31, 2002.  The increase in the effective tax rate was primarily due to a decrease in net income (loss) during the six months ended March 31, 2003 as compared to the six months ended March 31, 2002, while permanent differences remained constant.

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

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 64 Company-operated stores located in its Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense and provision (benefit) for income taxes and cumulative effect of accounting change.

The table below reflects the Company’s segment results for all periods presented.

Three Months Ended March 31,	Wholesale	Retail and Other	Consolidated
	(In thousands)

2003
Net sales	$126,744	$8,743	$135,487
Segment profit (loss)	$4,960	$(1,290)	$3,670

2002
Net sales	$128,932	$9,127	$138,059
Segment profit (loss)	$8,757	$(1,222)	$7,535

Six Months Ended March 31,	Wholesale	Retail and Other	Consolidated
	(In thousands)

2003
Net sales	$227,087	$22,307	$249,394
Segment profit (loss)	$1,934	$(849)	$1,085

2002
Net sales	$214,292	$23,098	$237,390
Segment profit (loss)	$9,252	$(594)	$8,658

Wholesale Segment

Wholesale segment net sales decreased $2.2 million, or 1.7%, to $126.7 million for the second quarter of fiscal 2003, compared to $128.9 million for the second quarter of fiscal 2002.  The decrease in wholesale segment net sales during the second quarter of fiscal 2003 is primarily attributable to decreased sales of women’s wear and DKNY®  licensed products, offset by increased sales of Haggar® branded products, including the new comfort fit waist pants, and improved private label sales.

Wholesale segment net sales increased $12.8 million, or 6.0%, to $227.1 million for the six months ended March 31, 2003, compared to $214.3 million for the six months ended March 31, 2002.  The increase in wholesale segment net sales is primarily attributable to increased sales of Haggar® branded products, including the new comfort fit waist pants, improved private label business and increased sales of Claiborne® licensed products, offset by decreased sales of women’s wear and DKNY® licensed products.

Wholesale segment profit decreased $3.8 million, or 43.4%, to $5.0 million for the second quarter of fiscal 2003, compared to $8.8 million for the second quarter of fiscal 2002.  The decrease in segment profit is primarily attributable to decreased sales and a $3.0 million increase in selling, general and administrative expenses primarily related to the settlement of a proxy matter, settlement of a lawsuit at Jerell, Ltd. and other administrative expense increases.

Wholesale segment profit decreased $7.4 million, or 79.1%, to $1.9 million for the six months ended March 31, 2003, compared to $9.3 million for the six months ended March 31, 2002.  The decrease in segment profit is primarily attributable to a $7.4 million increase in selling, general and administrative expenses primarily related to media advertising expenses, the settlement of a proxy matter, settlement of a lawsuit at Jerell, Ltd. and other administrative expense increases.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flows from operations and borrowings under its unsecured revolving credit facility.  As of March 31, 2003, the Company had cash and cash equivalents of $6.2 million.

As of March 31, 2003, the Company had $27.0 million outstanding under the $110.0 million unsecured revolving credit line agreement (the “Agreement”) and additional available borrowing capacity that is restricted to $15.7 million under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity during the six months ended March 31, 2003.  The interest rates ranged from 2.52% to 4.75% during the six months ended March 31, 2003 and were based on variable market rates (LIBOR or prime rate).  The weighted average interest rate at March 31, 2003, was 3.00%.  The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Company’s failure to satisfy these covenants could adversely affect the Company’s ability to meet its needs and pay dividends.

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

Long-term debt also includes $2.2 million in Industrial Development Revenue (“IDR”) bonds.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at March 31, 2003, was 1.25%.  The IDR bonds are payable in annual installments of $0.1 million, with a final payment of $2.0 million in fiscal 2006.  The IDR bonds are collateralized by certain buildings and equipment of $0.5 million as of March 31, 2003.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company.  As of March 31, 2003, the Company was in full compliance with its financial and other covenants.

As of March 31, 2003, and September 30, 2002, the Company had outstanding $37.4 million and $22.9 million, respectively, of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business.  The increase in trade letters of credit outstanding for inventory purchases is primarily due to the seasonality of the business and increased production in the Eastern hemisphere.  These trade letters of credit, generally for periods of less than six months, will only be paid upon satisfactory receipt of the inventory by the Company.  As of March 31, 2003, and September 30, 2002, the Company had entered into $7.5 million and $7.3 million, respectively, of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs.  The increase in standby letters of credit is primarily attributable to an increase in self-insured workers compensation claims experience.  These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

In December 1999, the Company entered into an operating lease of the Company’s corporate aircraft which contains a residual guarantee for the market value of the aircraft at the end of the lease term in December 2004.  Under the lease, the Company has the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party.  If the sale proceeds are less than $4.0 million, the Company is required to reimburse the lessor for the deficiency.  If the sale proceeds exceed $4.0 million, the Company is entitled to all of such excess amounts.

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency in the three months ended March 31, 2003.  As of March 31, 2003, the Company included $0.1 million in other accrued liabilities related to the deficiency.  The remainder will be accreted up to the $0.9 million expected deficiency using the straight-line method through the end of the lease term.

On February 14, 2003, the Company entered into a contract with a third party for the sale of its corporate headquarters facility.  The Company has until June 2, 2003 to cancel the sale contract without penalty.  On May 9, 2003, the Company entered into a contract for the purchase of a new corporate headquarters facility.  The Company has until July 8, 2003 to cancel the purchase contract without penalty.  In the event of a relocation, the Company will incur costs to exit the current facility and move to a new corporate headquarters.

During the second quarter of fiscal 2003, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 12, 2003, which will be paid on May 26, 2003.  The first quarter of fiscal 2003 dividend of approximately $0.3 million was paid in February 2003.

The Company has other contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Contractual Obligations And Commercial Commitments” of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002.

In November 2002, co-trustees of a trust which owns shares of the Company’s common stock filed preliminary proxy materials with the Securities and Exchange Commission indicating that they intended to solicit stockholders in support of their own slate of directors.  The Company entered into an agreement to settle this proxy contest in February 2003.  The Company incurred $0.9 million and $1.2 million in legal and professional fees during the three and six months ended March 31, 2003 related to this matter.  As of March 31, 2003, $0.2 million of these fees remained to be paid and were included in accrued liabilities.

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

Cash Flow Results for the Six Months Ended March 31, 2003

For the six months ended March 31, 2003, cash flows used by operating activities were approximately $6.4 million.  Cash flows used in operations was primarily the result of a $7.4 million decrease in other current and non-current accrued liabilities, which included a $4.6 million decrease in accruals for inventory in-transit, $2.5 million in property and income tax payments offset by current period tax accruals and $1.0 million in payments for legal and restructuring obligations.  In addition, accrued wages and other employee compensation decreased $1.8 million, primarily due to the payment of bonuses during the period offset by accruals for current period charges, and accounts receivable increased $3.9 million due to higher seasonal sales during the second quarter of fiscal 2003.  These decreases in cash flows were partially offset by a $2.8 million decrease in inventory, primarily due to a reduction in DKNY® inventory in anticipation of the termination of the license agreement, and a $1.5  million increase in accounts payable.

Cash flows provided by investing activities were approximately $2.1 million mainly due to proceeds from the sale of the Edinburg, Texas manufacturing facility of $2.5 million, offset by equipment purchases.

Cash flows provided by financing activities were approximately $6.3 million due to net borrowings of the long-term debt of $11.3 million, offset by dividend payments of $0.6 million and a decrease in cash book overdrafts of $4.3 million.

Cash Flow Results for the Six Months Ended March 31, 2002

For the six months ended March 31, 2002, the Company used cash in operating activities of approximately $7.0 million.  Cash flows used in operations was primarily the result of a $4.8 million increase in accounts receivable, a $10.3 million decrease in accounts payable, and a $3.4 million decrease in accrued wages, workers’ compensation and other employee benefits, offset by income adjusted for non-cash charges of $15.6 million for the cumulative effect of the accounting change for goodwill and the revision in the net realizable value of property held for sale of $2.2 million.

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

Recently Issued Financial Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” which addresses consolidation of variable interest entities (“VIEs”) to which the usual consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests.  FASB interpretation No. 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The provisions of the Interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date.  An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements.  The Company has adopted the interpretation and has determined it is not party to any VIEs that would require consolidation.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. As of March 31, 2003, the Company had $29.2 million outstanding under its revolving credit line agreement and other variable rate debt. A one percentage point increase in the variable interest rate based on debt amounts outstanding at March 31, 2003, would result in an approximately $0.3 million reduction in annual pre-tax earnings.  See “Notes to Consolidated Financial Statements – Long-Term Debt” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” for additional discussion of the terms of the Company’s credit facilities.

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

Part II.  Other Information.

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

10(a)

Settlement Agreement, dated February 17, 2003, by and among the Company, Thomas G. Kahn, Donald Kahn, Irving Kahn, Kahn Brothers & Co., Inc., a New York corporation, and the Kahn Brothers & Co. Profit Sharing Plan & Trust, a trust organized under the laws of New York (incorporated by reference to Exhibit 99.2 to Form 8-K filed February 18, 2003.)

10(b)

Settlement Agreement, dated February 17, 2003, by and among the Company, Mark E. Schwarz, Newcastle Capital Group, L.L.C., a Texas limited liability company, Newcastle Capital Management, L.P., a Texas limited partnership, and Newcastle Partners, L.P., a Texas limited partnership (incorporated by reference to Exhibit 99.3 to Form 8-K filed February 18, 2003.)

10(c)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and J. M. Haggar, III, Chairman and Chief Executive Officer.

10(d)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Frank D. Bracken, III, President and Chief Operating Officer.

10(e)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Executive Vice President and Chief Financial Officer.

10(f)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Alan Burks, Executive Vice President and Chief Marketing Officer.

10(g)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Roy, Executive Vice President of Operations.

10(h)	First Amendment to Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003.

10(i)	First Amendment to Trust Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Trustee.

10(j)

First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and J. M. Haggar, III, Chairman and Chief Executive Officer.

10(k)

First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and Frank D. Bracken, III, President and Chief Operating Officer.

10(l)	First Amendment to Haggar Corp. Split-Dollar Insurance Plan dated February 14, 2003.

10(m)	Commercial Contract - Improved Property effective as of February 14, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd.

10(n)	First Amendment to Commercial Contract - Improved Property effective as of May 6, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd.

99(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

99(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

(b) Reports on Form 8-K.

A Form 8-K was filed on January 29, 2003, announcing, under Item 5, the date for the annual stockholders’ meeting.  A Form 8-K was filed on January 29, 2003, announcing, under Item 5, the issuance of a press release and, under Item 9, the Company’s first quarter and projected fiscal 2003 earnings.  A Form 8-K was filed on February 3, 2003, discussing, under Item 9, proxy matters and the issuance of press releases.  A Form 8-K was filed on February 18, 2003, discussing, under Item 5, proxy matters and the issuance of press releases.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.,

Date: May 13, 2003	By:	/s/ David M. Tehle
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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ David M. Tehle
David M. Tehle
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10(a)

Settlement Agreement, dated February 17, 2003, by and among the Company, Thomas G. Kahn, Donald Kahn, Irving Kahn, Kahn Brothers & Co., Inc., a New York corporation, and the Kahn Brothers & Co. Profit Sharing Plan & Trust, a trust organized under the laws of New York (incorporated by reference to Exhibit 99.2 to Form 8-K filed February 18, 2003.)

10(b)

Settlement Agreement, dated February 17, 2003, by and among the Company, Mark E. Schwarz, Newcastle Capital Group, L.L.C., a Texas limited liability company, Newcastle Capital Management, L.P., a Texas limited partnership, and Newcastle Partners, L.P., a Texas limited partnership (incorporated by reference to Exhibit 99.3 to Form 8-K filed February 18, 2003.)

10(c)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and J. M. Haggar, III, Chairman and Chief Executive Officer.

10(d)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Frank D. Bracken, III, President and Chief Operating Officer.

10(e)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Executive Vice President and Chief Financial Officer.

10(f)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Alan Burks, Executive Vice President and Chief Marketing Officer.

10(g)	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Roy, Executive Vice President of Operations.

10(h)	First Amendment to Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003.

10(i)	First Amendment to Trust Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Trustee.

10(j)

First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and J. M. Haggar, III, Chairman and Chief Executive Officer.

10(k)

First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and Frank D. Bracken, III, President and Chief Operating Officer.

10(l)	First Amendment to Haggar Corp. Split-Dollar Insurance Plan dated February 14, 2003.

10(m)	Commercial Contract - Improved Property effective as of February 14, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd.

10(n)	First Amendment to Commercial Contract - Improved Property effective as of May 6, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd.

99(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

99(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.