Form 10-Q
period 2003-06-30
HAGGAR CORP
filed 2003-08-14
CIK 892533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

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

As of August 13, 2003, there were 6,448,426 shares of the registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2003	September 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,047	$4,124
Accounts receivable, net	38,133	64,284
Inventories, net	98,990	100,996
Property held for sale	—	2,157
Deferred tax benefit	11,410	12,087
Other current assets	3,465	2,766
Total current assets	165,045	186,414

Property, plant, and equipment, net	41,618	46,195
Goodwill, net	9,472	9,472
Other assets	8,644	7,896
Total assets	$224,779	$249,977

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,014	$30,542
Accrued liabilities	30,888	35,669
Accrued wages and other employee compensation	5,657	6,713
Current portion of long-term debt	3,671	3,742
Total current liabilities	64,230	76,666

Other non-current liabilities	9,410	8,247
Long-term debt	5,671	21,343
Total liabilities	79,311	106,256

Commitments and contingencies

Stockholders’ equity:

Common stock – par value $0.10 per share; 25,000,000 shares authorized; 8,660,609 shares issued at June 30, 2003 and September 30, 2002	866	866
Additional paid-in capital	42,911	42,911
Cumulative translation adjustment	(354)	(534)
Retained earnings	127,006	125,439
	170,429	168,682
Less – Treasury stock, 2,242,183 shares at cost at June 30, 2003 and September 30, 2002	(24,961)	(24,961)
Total stockholders’ equity	145,468	143,721
Total liabilities and stockholders’ equity	$224,779	$249,977

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Net sales	$107,435	$111,215	$356,828	$348,605
Cost of goods sold	76,166	83,411	262,106	257,166
Reorganization costs	—	—	—	(1,157)
Gross profit	31,269	27,804	94,722	92,596
Selling, general and administrative expenses	(26,556)	(26,980)	(90,079)	(83,900)
Royalty income	378	178	1,052	905
Other income, net	102	506	603	564
Interest expense	(570)	(702)	(1,973)	(2,808)
Income before provision for income taxes and cumulative effect of accounting change	4,623	806	4,325	7,357

Provision for income taxes	1,919	346	1,795	2,888

Income before cumulative effect of accounting change	$2,704	$460	$2,530	$4,469

Cumulative effect of accounting change	—	—	—	(15,578)

Net income (loss)	$2,704	$460	$2,530	$(11,109)

Other comprehensive income (loss):

Cumulative translation adjustment	$195	$112	$180	$(28)

Comprehensive income (loss)	$2,899	$572	$2,710	$(11,137)

NET INCOME (LOSS) PER COMMON SHARE:

BASIC
Income before cumulative effect of accounting change	$0.42	$0.07	$0.39	$0.70
Cumulative effect of accounting change	—	—	—	(2.44)
Net income (loss)	$0.42	$0.07	$0.39	$(1.74)

DILUTED
Income before cumulative effect of accounting change	$0.42	$0.07	$0.39	$0.70
Cumulative effect of accounting change	—	—	—	(2.43)
Net income (loss)	$0.42	$0.07	$0.39	$(1.73)

Weighted average number of common shares outstanding:
Basic	6,418	6,387	6,418	6,375

Diluted	6,418	6,543	6,427	6,426

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended June 30,
	2003	2002

Cash Flows from Operating Activities

Net income (loss)	$2,530	$(11,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	15,578
Revision of net realizable value on property held for sale	—	(2,157)
Gain on disposal of property, plant and equipment, net	(248)	(479)
Depreciation and amortization	6,192	6,732
Deferred tax benefit	392	1,036
Other	1	(28)
Changes in assets and liabilities:
Accounts receivable, net	26,151	20,710
Inventories, net	2,006	2,400
Other current assets	(699)	(82)
Accounts payable	(528)	(6,220)
Accrued liabilities	(4,781)	(1,697)
Accrued wages and other employee compensation	(1,056)	(2,756)
Other non-current liabilities	1,163	795
Net cash provided by operating activities	31,123	22,723

Cash Flows from Investing Activities

Purchases of property, plant and equipment, net	(1,307)	(1,859)
Proceeds from the sale of property, plant and equipment	2,493	80
Increase in other assets	(680)	(1,532)
Net cash provided by (used in) investing activities	506	(3,311)

Cash Flows from Financing Activities

Purchase of treasury stock at cost	—	(351)
Proceeds from issuance of long-term debt	213,000	404,000
Payments on long-term debt	(228,743)	(423,274)
Decrease in book overdrafts	(6,000)	—
Proceeds from issuance of common stock	—	823
Payments of cash dividends	(963)	(957)
Net cash used in financing activities	(22,706)	(19,759)

Increase (decrease) in cash and cash equivalents	8,923	(347)
Cash and cash equivalents, beginning of period	4,124	7,800
Cash and cash equivalents, end of period	$13,047	$7,453

Non-cash Investing Activity:

Note receivable from sale of property, plant and equipment	$—	$420

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Presentation

The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations and comprehensive income for the three and nine months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended June 30, 2003 and 2002, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  The consolidated balance sheet as of September 30, 2002 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 2003, and for all other periods presented, have been made.  As permitted under Securities and Exchange Commission rules for interim financial reporting, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002.

Accounting for Stock Based Compensation

The Company has had, since 1992, a long-term incentive plan, which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company’s common stock on the date of the grant. The long-term incentive plan allowed for 1,750,000 shares to be granted.  On October 21, 2002, in accordance with the terms of the plan, this long-term incentive plan terminated and, accordingly, no further options may be granted under the plan.

On May 1, 2003, the Company adopted a new stockholder approved long-term incentive plan which authorizes the Company to issue up to 575,000 additional shares in connection with options granted to directors, officers or employees of the Company.  The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the market value of the common stock at the grant date.  No options had been granted under the 2003 long-term incentive plan through June 30, 2003.

The following table summarizes the changes in stock options outstanding during the nine months ended June 30, 2003:

	Shares	Weighted Average Exercise Price

Options outstanding as of September 30, 2002	1,420,775	$12.61

Options granted	—	—
Options exercised	—	—
Options canceled	(185,329)	$13.49
Options outstanding as of June 30, 2003	1,235,446	$12.49
Options exercisable as of June 30, 2003	1,215,046	$12.48

The Company accounts for its long-term incentive plans under Accounting Principles Board Opinion No. 25, under which no compensation has been recognized.  As required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123,” the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$2,704	$460	$2,530	$(11,109)
Add back: Stock-based employee compensation included in net income (loss) as reported	—	—	—	—
Less: Pro-forma stock-based employee compensation expense, net of related tax effects	(25)	(126)	(75)	(378)

Pro-forma net income (loss)	$2,679	$334	$2,455	$(11,487)
Net income (loss) per common share:
BASIC
As reported	$0.42	$0.07	$0.39	$(1.74)
Pro forma	$0.42	$0.05	$0.38	$(1.80)
DILUTED
As reported	$0.42	$0.07	$0.39	$(1.73)
Pro forma	$0.42	$0.05	$0.38	$(1.79)

Reclassifications

Certain items in the prior period presentation have been reclassified to conform to the current period presentation.

2.  Inventories, net

Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 2003, and September 30, 2002 (in thousands):

	June 30, 2003	September 30, 2002
Piece goods	$9,271	$8,270
Trimmings & supplies	2,458	2,908
Work-in-process	7,046	8,143
Finished garments	82,348	83,742
	$101,123	$103,063
Inventory reserves	(2,133)	(2,067)
Total inventories, net	$98,990	$100,996

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.  Inventory reserves as of June 30, 2003, and September 30, 2002 consisted primarily of allowances for slow moving and obsolete piece goods and trimming supplies that are not forecasted to be used in production as well as reserves to reflect estimated physical count differences based on the results of cycle counts performed.

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

4.  Long-Term Debt

Long-term debt consisted of the following at June 30, 2003, and September 30, 2002 (in thousands):

	June 30, 2003	September 30, 2002
Borrowings under revolving credit line	$—	$12,000
Industrial Development Revenue Bonds	2,200	2,300
Senior notes	7,142	10,715
Other	—	70
Total debt	9,342	25,085
Less – current portion	(3,671)	(3,742)
Long-term debt	$5,671	$21,343

As of June 30, 2003, the Company had no amounts outstanding under the $110.0 million unsecured revolving credit agreement (the “Agreement”) and available borrowing capacity that is restricted to $52.2 million under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.2 million in commitment fees related to the available borrowing capacity during the nine months ended June 30, 2003.  The interest rates ranged from 2.52% to 4.75% during the nine months ended June 30, 2003 and were based on variable market rates (LIBOR or prime rate).  The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to Haggar Corp.

5.  2002 Business Reorganization

The Company’s strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers.  The 2002 reorganization activities were a result of this strategy.

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

In conjunction with the closure of the Edinburg, Texas manufacturing facility in fiscal 2001, the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant.  Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale.  The $2.2 million reversal was recorded as a credit to reorganization costs in the income statement in the second quarter of fiscal 2002.  In the second quarter of fiscal 2003, the Company sold the building for net cash proceeds of $2.5 million.  The sale resulted in a pre-tax gain of approximately $0.3 million which was recorded in other income, net.

The following summarizes the reorganization costs for the nine month period ended June 30, 2002 (in thousands):

Weslaco, Texas cutting facility closing	$1,000

Edinburg, Texas facility write-down reversal	(2,157)

Total reorganization costs	$(1,157)

6.  Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 67 Company-operated stores located in its Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense, provision for income taxes and cumulative effect of accounting change.

The table below reflects the Company’s segment results for all periods presented.

Three Months Ended June 30,	Wholesale	Retail and Other	Consolidated
		(In thousands)
2003
Net sales	$95,743	$11,692	$107,435
Segment profit	$4,958	$235	$5,193

2002
Net sales	$99,769	$11,446	$111,215
Segment profit (loss)	$1,614	$(106)	$1,508

Nine Months Ended June 30,	Wholesale	Retail and Other	Consolidated
		(In thousands)
2003
Net sales	$322,829	$33,999	$356,828
Segment profit	$6,262	$36	$6,298

2002
Net sales	$314,060	$34,545	$348,605
Segment profit (loss)	$10,303	$(138)	$10,165

A reconciliation of total segment profit to consolidated income before provision for income taxes and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Segment profit	$5,193	$1,508	$6,298	$10,165
Interest expense	(570)	(702)	(1,973)	(2,808)
Consolidated income before provision for income taxes and cumulative effect of accounting change	$4,623	$806	$4,325	$7,357

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

7.  Commitments and Contingencies

In November 2002, co-trustees of a trust which owns shares of the Company’s common stock filed preliminary proxy materials with the Securities and Exchange Commission indicating that they intended to solicit stockholders in support of their own slate of directors.  The Company entered into an agreement to settle this proxy contest in February 2003.    The Company incurred expenses of $1.2 million in legal and professional fees during the nine months ended June 30, 2003 related to this matter, and all amounts had been paid as of June 30, 2003.

The Company is involved in various other claims and lawsuits incidental to its business. Management believes that the disposition of these claims and suits in the aggregate will not have a material adverse effect on the Company.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions were required to be applied on a prospective basis for qualifying guarantees entered into or modified after December 31, 2002.  However, any qualifying guarantees entered into before December 31, 2002, must be disclosed in the footnotes for interim or annual financial statement periods that end after December 15, 2002.

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

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency in the three months ended March 31, 2003.  As of June 30, 2003, the Company included $0.2 million in other accrued liabilities related to the deficiency.  The remainder will be accrued up to the $0.9 million expected deficiency using the straight-line method through the end of the lease term.

8.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three and nine months ended June 30, 2003, such costs were $3.1 million and $9.5 million, respectively.  For the three and nine months ended June 30, 2002, such costs were $3.6 million and $9.2 million, respectively.

9.  Net Income (Loss) Per Common Share - Basic and Diluted

The following table sets forth the computation of basic and diluted weighted average common shares:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Weighted average common shares outstanding	6,418	6,387	6,418	6,375
Shares equivalents, due to stock options	—	156	9	51
Weighted average diluted shares outstanding	6,418	6,543	6,427	6,426

Options to purchase 1,235,446, 664,681, 158,000 and 750,610 shares were excluded from the diluted earnings per share calculations for the three and nine months ended June 30, 2003, and the three and nine months ended June 30, 2002, respectively, because the options’ exercise prices were greater than the average market price of the common shares during the period.

10.   Dividends

During the third quarter of fiscal 2003, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 11, 2003, which will be paid on August 25, 2003.  The second quarter of fiscal 2003 dividend of approximately $0.3 million was paid in May 2003.

11.  Related Party Transactions

A director of the Company is a partner of a law firm that rendered various legal services for the Company during the three and nine months ended June 30, 2003 and 2002.  The Company paid the law firm approximately $0.1 million and $0.4 million for legal services during the three and nine months ended June 30, 2003, respectively.  The Company paid the law firm approximately $0.1 million and $0.6 million for legal services during the three and nine months ended June 30, 2002, respectively.  There were no material amounts due to such firm from the Company as of June 30, 2003 and September 30, 2002.

12.  Recently Issued Financial Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” which addresses consolidation of variable interest entities (“VIEs”) to which the usual consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests.  FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The provisions of the interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date.  An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements.   The Company has adopted the interpretation and has determined it is not party to any VIEs that would require consolidation.

13.  Subsequent Event

On July 16, 2003, the Company sold its corporate headquarters facility to a third party for net proceeds of approximately $14.9 million, resulting in a gain of $5.8 million ($3.4 million net of tax).  On July 25, 2003, the Company used the proceeds from the sale to purchase an undivided interest in a new corporate headquarters facility for $14.1 million.  This exchange qualified as a Section 1031 like-kind exchange under the Internal Revenue Code.

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

Overview

The Company designs, manufactures, imports and markets casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests in the United States and abroad.  The Company’s operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels.  The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products.  The Company’s retail segment markets Haggar® branded products through 67 Company-operated retail stores located in its Dallas headquarters and in outlet malls throughout the United States.  The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the nine months ended June 30, 2003.

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

Business Reorganizations

The Company’s strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers.  The 2002 and 2001 reorganizations were significant factors in implementing this strategy.

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

In conjunction with the closure of the Edinburg, Texas manufacturing facility in fiscal 2001 (see 2001 Reorganization below), the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant.  Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale.  The $2.2 million reversal was recorded as a credit to reorganization costs in the income statement in the second quarter of fiscal 2002.  In the second quarter of fiscal 2003, the Company sold the building for net cash proceeds of $2.5 million.  The sale resulted in a pre-tax gain of approximately $0.3 million which was recorded in other income, net.

The following summarizes the reorganization costs for the nine month period ended June 30, 2002 (in thousands):

Weslaco, Texas cutting facility closing	$1,000

Edinburg, Texas facility write-down reversal	(2,157)

Total reorganization costs	$(1,157)

On September 30, 2002, the Company announced plans to close one of its manufacturing facilities in the Dominican Republic.  Accordingly, the Company recorded a $0.6 million pre-tax charge to operations in reorganization costs in the fourth quarter of fiscal 2002.  All 341 employees at the facility were terminated in conjunction with the closure, which was completed in November 2002.  Severance payments of $0.5 million and other employee termination and administrative costs of $0.1 million were paid during the nine months ended June 30, 2003.

In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating 6 employees.  As a result, the Company recorded a $1.0 million pre-tax charge to operations in selling, general and administrative expenses.   The Company paid $0.6 million in severance payments during the nine months ended June 30, 2003, and periodic severance payments to these terminated employees will continue through January 2004.  The remaining $0.4 million in severance payments have been included in accrued liabilities as of June 30, 2003.

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

Liabilities remaining from the 2001 reorganization costs are summarized as follows (in millions):

	Balance September 30, 2002	Payments	Adjustments	Balance June 30, 2003
Employee termination and related costs	$1.2	$(0.3)	$—	$0.9

Legal costs	1.5	—	—	1.5

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

Net Sales

Net sales decreased $3.8 million, or 3.4%, to $107.4 million for the third quarter of fiscal 2003, compared to net sales of $111.2 million for the third quarter of fiscal 2002.  The decrease in net sales is primarily attributable to decreased sales of women’s wear and DKNY® licensed products, offset in part by increased sales of Haggar® branded products including the new comfort fit waist pants.  Unit sales increased 0.6% while the average sales price decreased 4.0% during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.  The sales prices decreased due to pressures in the marketplace by customers and competitors.

Gross Profit

Gross profit as a percentage of net sales increased to 29.1% in the third quarter of fiscal 2003, compared to 25.0% in the third quarter of fiscal 2002.  The increase in gross profit is primarily due to increased gross profit on the new comfort fit waist pants and decreased inventory markdowns during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 24.7% in the third quarter of fiscal 2003, compared to 24.3% in the third quarter of fiscal 2002, but decreased overall from period to period.  The $0.4 million, or 1.6%, decrease in selling, general and administrative expenses primarily relates to a $1.3 million decrease in advertising and marketing expenses, a $0.4 million reduction in royalty and marketing expenses due to the termination of the DKNY® license and a $0.5 million reduction in shipping expenses due to efficiencies within the distribution channel.  The expense decreases were offset in part by a $0.7 million increase in expenses related to employee benefits and workers’ compensation expenses and $0.9 million in other miscellaneous expense increases.

Other Income

Other income decreased $0.4 million to $0.1 million during the third quarter of fiscal 2003, compared to $0.5 million for the third quarter of fiscal 2002, as fiscal 2002 results include a $0.5 million gain from the sale of a manufacturing facility during the period.

Interest Expense

Interest expense decreased $0.1 million, or 18.8%, to $0.6 million for the third quarter of fiscal 2003, compared to $0.7 million for the third quarter of fiscal 2002, primarily due to reduced debt levels throughout the third quarter of fiscal 2003 combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 41.5% for the third quarter of fiscal 2003.  Comparatively, the Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 42.9% for the third quarter of fiscal 2002.

Comparison of Nine Months Ended June 30, 2003 to Nine Months Ended June 30, 2002

Net Sales

Net sales increased $8.2 million, or 2.4%, to $356.8 million for the nine months ended June 30, 2003, compared to net sales of $348.6 million for the nine months ended June 30, 2002.  The increase in net sales is primarily attributable to increased sales of Haggar® branded products including the new comfort fit waist pants, improved private label business and increased sales of Claiborne® licensed products, offset in part by decreased sales of women’s wear and DKNY® licensed products.  Unit sales increased 10.4% while the average sales price decreased 8.0% due to pressures in the marketplace by customers and competitors.

Gross Profit

Gross profit as a percentage of net sales decreased to 26.5% in the nine months ended June 30, 2003, compared to 26.6% in the nine months ended June 30, 2002.  The decrease in gross profit percentage is related to decreases in sales prices due to pressures in the marketplace by customers and competitors combined with the changing product mix, offset in part by decreased inventory markdowns during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 25.2% in the nine months ended June 30, 2003, compared to 24.1% in the nine months ended June 30, 2002.  The $6.2 million, or 7.4%, increase in selling, general and administrative expenses primarily relates to an increase in media advertising expense of $3.1 million to introduce the Haggar® comfort fit waist pants, $1.2 million in legal and professional fees incurred in a proxy matter involving a Company stockholder, $0.5 million related to the settlement of a lawsuit with the landlord of the Company’s Jerell, Ltd. headquarters, $0.3 million in additional shipping expenses due to increased sales volumes, $0.5 million in expenses related to increased sales for the Claiborne® division, $0.6 million in expenses related to the new Junior apparel division, $1.0 million in salaries and other employee compensation, $1.0 million in expenses related to employee benefits and workers’ compensation costs and $0.2 million in other administrative expense increases.  The expense increases were offset by a $2.2 million decrease in cooperative advertising expenses.

Other Income

Other income remained constant at $0.6 million for both the nine months ended June 30, 2003 and 2002.  The Company sold separate manufacturing facilities during each of the nine month periods for pre-tax gains of approximately $0.3 and $0.5 million during fiscal 2003 and 2002, respectively.

Interest Expense

Interest expense decreased $0.8 million, or 29.7%, to $2.0 million for the nine months ended June 30, 2003, compared to $2.8 million for the nine months ended June 30, 2002, primarily due to significantly reduced debt levels throughout the nine months ended June 30, 2003 combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 41.5% for the nine months ended June 30, 2003.  Comparatively, the Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 39.3% for the nine months ended June 30, 2002.  The increase in the effective tax rate was primarily due to a decrease in income before provision for income taxes and cumulative effect of accounting change during the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002, while permanent differences remained constant.

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

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 67 Company-operated stores located in its Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in the wholesale segment’s net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense, provision for income taxes and cumulative effect of accounting change.

The table below reflects the Company’s segment results for all periods presented.

Three Months Ended June 30,	Wholesale	Retail and Other	Consolidated
		(In thousands)
2003
Net sales	$95,743	$11,692	$107,435
Segment profit	$4,958	$235	$5,193

2002
Net sales	$99,769	$11,446	$111,215
Segment profit (loss)	$1,614	$(106)	$1,508

Nine Months Ended June 30,	Wholesale	Retail and Other	Consolidated
		(In thousands)
2003
Net sales	$322,829	$33,999	$356,828
Segment profit	$6,262	$36	$6,298

2002
Net sales	$314,060	$34,545	$348,605
Segment profit (loss)	$10,303	$(138)	$10,165

Wholesale Segment

Wholesale segment net sales decreased $4.0 million, or 4.0%, to $95.7 million for the third quarter of fiscal 2003, compared to $99.8 million for the third quarter of fiscal 2002.  The decrease in wholesale segment net sales during the third quarter of fiscal 2003 is primarily attributable to decreased sales of women’s wear, private label and DKNY® licensed products, offset by increased sales of Haggar® branded products, including the new comfort fit waist pants.

Wholesale segment net sales increased $8.8 million, or 2.8%, to $322.8 million for the nine months ended June 30, 2003, compared to $314.1 million for the nine months ended June 30, 2002.  The increase in wholesale segment net sales is primarily attributable to increased sales of Haggar® branded products, including the new comfort fit waist pants, improved private label business and increased sales of Claiborne® licensed products, offset by decreased sales of women’s wear and DKNY® licensed products.

Wholesale segment profit increased $3.4 million, or 207.2%, to $5.0 million for the third quarter of fiscal 2003, compared to $1.6 million for the third quarter of fiscal 2002.  The increase in segment profit is primarily attributable to increased gross profit percentages due to new product introductions and fewer inventory markdowns, together with a $0.3 million decrease in selling, general and administrative expenses, primarily due to lower shipping and advertising expenses, offset in part by a decrease in sales during the period.

Wholesale segment profit decreased $4.0 million, or 39.2%, to $6.3 million for the nine months ended June 30, 2003, compared to $10.3 million for the nine months ended June 30, 2002.  The decrease in segment profit is primarily attributable to a $6.9 million increase in selling, general and administrative expenses primarily related to media advertising expenses, the settlement of a proxy matter, settlement of a lawsuit at Jerell, Ltd. and other administrative expense increases, offset in part by increased sales.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flows from operations and borrowings under its unsecured revolving credit facility.  As of June 30, 2003, the Company had cash and cash equivalents of $13.0 million.

As of June 30, 2003, the Company had no amounts outstanding under the $110.0 million unsecured revolving credit agreement (the “Agreement”) and available borrowing capacity that is restricted to $52.2 million under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.2 million in commitment fees related to the available borrowing capacity during the nine months ended June 30, 2003.  The interest rates ranged from 2.52% to 4.75% during the nine months ended June 30, 2003 and were based on variable market rates (LIBOR or prime rate).  The Agreement prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Company’s failure to satisfy these covenants could adversely affect the Company’s ability to meet its needs and pay dividends.

Long-term debt includes $7.1 million in senior notes.  Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments of approximately $3.6 million through fiscal 2005.  The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Long-term debt includes $2.2 million in Industrial Development Revenue (“IDR”) bonds.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at June 30, 2003, was 1.1%.  The IDR bonds are payable in annual installments of $0.1 million, with a final payment of $2.0 million in fiscal 2006.  The IDR bonds are collateralized by certain buildings and equipment with a net book value of $0.4 million as of June 30, 2003.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to Haggar Corp.  As of June 30, 2003, the Company was in full compliance with its financial and other covenants.

As of June 30, 2003, and September 30, 2002, the Company had outstanding $39.6 million and $22.9 million, respectively, of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business.  The increase in trade letters of credit outstanding for inventory purchases is primarily due to the seasonality of the business and increased production in the Eastern hemisphere.  These trade letters of credit, generally for periods of less than six months, will only be paid upon satisfactory receipt of the inventory by the Company.  As of June 30, 2003, and September 30, 2002, the Company had entered into $7.3 million of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs.  These commitments would only be drawn upon if the Company failed to meet its claims obligations.

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

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency in the three months ended March 31, 2003.  As of June 30, 2003, the Company included $0.2 million in other accrued liabilities related to the deficiency.  The remainder will be accrued up to the $0.9 million expected deficiency using the straight-line method through the end of the lease term.

On July 16, 2003, the Company sold its corporate headquarters facility to a third party for net proceeds of approximately $14.9 million.  On July 25, 2003, the Company used the proceeds from the sale to purchase an undivided interest in a new corporate headquarters facility for $14.1 million.  This exchange qualified as a Section 1031 like-kind exchange under the Internal Revenue Code.  The Company expects to record a pre-tax gain on the sale, net of related one-time costs, of approximately $4.0 million to $4.7 million during the fourth quarter of fiscal 2003.

During the third quarter of fiscal 2003, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 11, 2003, which will be paid on August 25, 2003.  The second quarter of fiscal 2003 dividend of approximately $0.3 million was paid in May 2003.

The Company has other contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Contractual Obligations And Commercial Commitments” of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2002.

In November 2002, co-trustees of a trust which owns shares of the Company’s common stock filed preliminary proxy materials with the Securities and Exchange Commission indicating that they intended to solicit stockholders in support of their own slate of directors.  The Company entered into an agreement to settle this proxy contest in February 2003.  The Company incurred expenses of $1.2 million in legal and professional fees during the nine months ended June 30, 2003 related to this matter, and all amounts had been paid as of June 30, 2003.

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

Cash Flow Results for the Nine Months Ended June 30, 2003

For the nine months ended June 30, 2003, cash flows provided by operating activities was approximately $31.1 million.  Cash flows provided by operations was primarily the result of net income as adjusted for non-cash items, a $26.2 million decrease in accounts receivable, net, primarily due to the seasonality of sales and improved cash collections, and a $2.0 million decrease in inventories, net, offset by a $4.8 million decrease in accrued liabilities primarily due to severance payments, tax payments and decreased royalty and advertising accruals.  In addition, accrued wages and other employee compensation decreased $1.0 million, primarily due to the payment of bonuses during the period offset by accruals for current period charges.

Cash flows provided by investing activities were approximately $0.5 million mainly due to proceeds from the sale of the Edinburg, Texas manufacturing facility of $2.5 million, offset by equipment purchases and $0.7 million in insurance premium payments which increased the cash surrender value of certain whole life policies.

Cash flows used in financing activities were approximately $22.7 million due to net repayment of borrowings of long-term debt of $15.7 million, dividend payments of $1.0 million and a decrease in cash book overdrafts of $6.0 million.

Cash Flow Results for the Nine Months Ended June 30, 2002

For the nine months ended June 30, 2002, cash flows provided by operating activities were approximately $22.7 million.  The cash provided from operations was primarily the result of net income as adjusted for non-cash items, a $20.7 million decrease in accounts receivable, net, and a $2.4 million decrease in inventories, net, offset by a $6.2 million decrease in accounts payable and a $3.7 million decrease in accrued wages, workers’ compensation, other employee benefits and other current and non-current liabilities.

The Company used cash flows of approximately $3.3 million for investing activities for the nine months ended June 30, 2002, primarily due to purchases of property, plant and equipment of $1.9 million principally related to fixtures and leasehold improvements for new retail stores as well as an increase in other assets of $1.5 million primarily due to additional premium payments for executive variable life insurance policies.

Cash flows used in financing activities of $19.8 million for the nine months ended June 30, 2002, were primarily the result of a net decrease in long-term debt of $19.3 million and dividend payments of $1.0 million.

Recently Issued Financial Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” which addresses consolidation of variable interest entities (“VIEs”) to which the usual consolidation described in Accounting Research Bulletin No. 51,” “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests.  FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The provisions of the interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date.  An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements.  The Company has adopted the interpretation and has determined it is not party to any VIEs that would require consolidation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.  As of June 30, 2003, the Company’s exposure to interest rate risk was minimal due to the low level of variable rate debt.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)), and have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, such disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934.  During the most recent fiscal quarter, there have not been any significant changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information.

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 2, 2003. At such meeting, Rae F. Evans and Donald E. Godwin were elected to serve as Class I directors of the Company for a three year term and until their respective successors are elected and qualified. Of the 6,029,942 shares represented at the meeting in person or by proxy, Ms. Evans and Mr. Godwin received 5,502,150 and 5,506,180 votes, respectively, for their election as Class I directors.  Of the shares represented, 527,792 and 523,762 shares withheld vote for the election of Ms. Evans and Mr. Godwin, respectively.  The other directors whose terms of office continued after the meeting are as follows: J. M. Haggar, III, Richard W. Heath, John C. Tolleson, James Neal Thomas and Thomas G. Kahn.

The stockholders also approved the adoption of the Haggar Corp. 2003 Long Term Incentive Plan (the “Plan”) at such meeting.  The resolution to approve and adopt the Plan received 2,558,548 votes for the resolution, and 2,166,088 against, with 92,154 shares abstaining on the matter.

The stockholders also ratified the selection of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ended September 30, 2003.  The votes with respect to this resolution were 6,021,870 for the resolution and 5,873 against, with 2,199 shares abstaining on the matter.

A description of the terms of the settlement of a proxy contest between the Company and the co-trustees of a trust owning shares of the Company’s common stock is contained in the Company’s definitive proxy statement dated March 4, 2003.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits.

10(a) – Second Amendment to Second Amended and Restated Credit Agreement dated June 6, 2003, between the Company and JPMorgan Chase Bank, as agent for a bank syndicate

10(b) – Commercial Contract – Improved Property effective as of May 9, 2003, between Colinas Crossing, L.P. and the Company

10(c) – First Amendment to Commercial Contract – Improved Property effective as of June 3, 2003 between Colinas Crossing, L.P. and the Company

10(d) – Second Amendment to Commercial Contract – Improved Property effective as of July 8, 2003 between Colinas Crossing, L.P. and the Company

10(e) – Third Amendment to Commercial Contract – Improved Property effective as of July 9, 2003 between Colinas Crossing, L.P. and the Company

10(f) – Fourth Amendment to Commercial Contract – Improved Property effective as of July 10, 2003 between Colinas Crossing, L.P. and the Company

10(g) – Fifth Amendment to Commercial Contract – Improved Property effective as of July 15, 2003 between Colinas Crossing, L.P. and the Company

10(h) – Sixth Amendment to Commercial Contract – Improved Property effective as of July 17, 2003 between Colinas Crossing, L.P. and the Company

10(i) – Seventh Amendment to Commercial Contract – Improved Property effective as of July 18, 2003 between Colinas Crossing, L.P. and the Company

10(j) – Eighth Amendment to Commercial Contract – Improved Property effective as of July 21, 2003 between Colinas Crossing, L.P. and the Company

10(k) – Ninth Amendment to Commercial Contract – Improved Property effective as of July 23, 2003 between Colinas Crossing, L.P. and the Company

31(a) – Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)

31(b) – Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b)

32(a) – Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32(b) – Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

(b)         Reports on Form 8-K.

A Form 8-K was filed on April 29, 2003, announcing, under Item 7, the issuance of a press release and, under Item 9, the Company’s second quarter and projected fiscal 2003 earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.,

Date: August 14, 2003	By:	/s/ David M. Tehle
David M. Tehle
(Executive Vice President, Chief Financial Officer, Secretary, Treasurer)

Signed on behalf of the registrant and as principal financial officer.

INDEX TO EXHIBITS

Exhibit Number

Description

10(a)	Second Amendment to Second Amended and Restated Credit Agreement dated June 6, 2003, between the Company and JPMorgan Chase Bank, as agent for a bank syndicate

10(b)	Commercial Contract – Improved Property effective as of May 9, 2003, between Colinas Crossing, L.P. and the Company

10(c)	First Amendment to Commercial Contract – Improved Property effective as of June 3, 2003 between Colinas Crossing, L.P. and the Company

10(d)	Second Amendment to Commercial Contract – Improved Property effective as of July 8, 2003 between Colinas Crossing, L.P. and the Company

10(e)	Third Amendment to Commercial Contract – Improved Property effective as of July 9, 2003 between Colinas Crossing, L.P. and the Company

10(f)	Fourth Amendment to Commercial Contract – Improved Property effective as of July 10, 2003 between Colinas Crossing, L.P. and the Company

10(g)	Fifth Amendment to Commercial Contract – Improved Property effective as of July 15, 2003 between Colinas Crossing, L.P. and the Company

10(h)	Sixth Amendment to Commercial Contract – Improved Property effective as of July 17, 2003 between Colinas Crossing, L.P. and the Company

10(i)	Seventh Amendment to Commercial Contract – Improved Property effective as of July 18, 2003 between Colinas Crossing, L.P. and the Company

10(j)	Eighth Amendment to Commercial Contract – Improved Property effective as of July 21, 2003 between Colinas Crossing, L.P. and the Company

10(k)	Ninth Amendment to Commercial Contract – Improved Property effective as of July 23, 2003 between Colinas Crossing, L.P. and the Company

31(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)

31(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350