Form 10-K
period 2003-09-30
HAGGAR CORP
filed 2003-12-12
CIK 892533

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
OR
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

        The aggregate market value of the voting and non-voting shares of common stock, held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2003, was $53,047,176.

        As of December 4, 2003 there were 6,642,565 shares of common stock outstanding.

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

        The Company's wholesale segment is the primary distribution channel through which the Company sells its products. The wholesale segment designs, manufactures, imports and markets casual and dress men's and women's apparel to retailers throughout North America and the United Kingdom. Products are sold through approximately 10,000 retail stores operated by the Company's customers, which include major department stores, specialty stores and mass market retailers throughout North America and the United Kingdom. The Company markets its premium men's apparel products under the Haggar® brand name, and markets more moderately priced lines of men's clothing under a variety of trademarks offered by its mass-market retailer division, The Horizon Group. The Horizon Group also offers to retailers quality men's apparel bearing the retailers' own label. The Company offers its women's apparel products under the Haggar® brand and several other trademarks offered by its women's wear subsidiary, Jerell, Ltd. ("Women's Wear").

        The Company's retail segment markets Haggar® branded products through 70 Company operated retail stores located in the Company's Dallas headquarters and in outlet malls throughout the United States. As of September 30, 2003, the Company operated 66 such stores which market first quality Company products to the general public. These stores also serve as a retail marketing laboratory for the Company. In addition, the Company had 4 retail stores featuring overruns and seconds.

        The Company's licensing segment generates royalty income by licensing the Company's trademarks for use by other manufacturers of specified products in specified geographic regions.

        The Company conducts its foreign operations through Haggar Apparel, Ltd. and Haggar Canada Co., which market the Company's branded products in the United Kingdom and Canada, respectively.

        The Company was established in 1926 by J. M. Haggar, Sr., and has built its reputation by offering high quality, ready-to-wear apparel at affordable prices through innovations in product design, marketing and customer service. Both Haggar Corp. and Haggar Clothing Co., the Company's primary operating subsidiary, are incorporated under Nevada law.

        The Company's internet site, www.haggar.com, contains a Milestones/Financials section which provides links to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4 and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934 free of charge as soon as reasonably practicable after the Company has filed these documents with the Securities and Exchange Commission ("SEC"). In addition, the Company's filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC's website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

Business Strategies

        The Company has identified the following goals for fiscal 2004:

  •
  enhance Haggar® brand equity;

  •
  increase net sales; and

  •
  increase return on equity to stockholders.

        To achieve these goals, the Company has adopted the following strategies:

        Increase Haggar® Brand Equity.    Since the Company's founding in 1926, the Haggar® brand has meant quality, fit and fashion in men's apparel. The Company is the market leader in sales of men's dress pants, custom-fit suits (separately sized pants and matching jackets which may be purchased together to form a suit requiring little or no alteration) and sportcoats, and holds the number two market share in men's casual pants, as measured by the National Panel Diary. The Company believes that consistent product performance, visible national advertising and marketing support are key elements in maintaining and increasing market share. The Company seeks to continue to enhance the Haggar® brand with products and services that are valued by both retailer customers and value-conscious consumers and to expand Haggar® brand awareness in the women's wear arena. The Company believes that its fundamental values, including innovative products, excellent service and fair prices, have kept its brand popular with retailer customers. The Company further supports the brand with co-operative advertising, point-of-sale signage and in-store fixtures. The Company's comprehensive marketing plan for fiscal 2004 benefits from the Company's long-term presence and leadership as a significant men's wear resource for consumers.

        Introduce New Products.    During fiscal 2003, the Company introduced the Freedom Khaki™ and Freedom Shirt™ lines, an advancement to khakis and shirts which offers stain resistance and liquid repellancy in 100% cotton, wrinkle-free Haggar® fabric. The Company also continued to expand its selection of comfort fit waistband men's pants and began offering women's comfort fit waistband pants at major retailers. During fiscal 2004, the Company plans to develop new men's and women's wear models with a variety of fabrics and styles using the comfort fit waistband.

        Expand Licensing of Trademarks.    The Company plans to strengthen its market position in men's pants by seeking to further utilize license agreements with other recognized apparel brands. During fiscal 2003, the Company entered into license agreements to manufacture and market certain men's pants and shorts under the Kenneth Cole New York® and Reaction Kenneth Cole® trademarks and continued to manufacture and market pants under the Claiborne® license. The Company believes that these arrangements will provide a meaningful channel for sales growth during fiscal 2004.

        Expand Private Label Business.    The Company plans to continue to expand its private label women's wear business by leveraging the Company's expertise gained through the operations of both Women's Wear and The Horizon Group. The Company has developed systems through which to service global customers such as J.C. Penney and Wal-Mart. The Company will continue to identify opportunities to offer Women's Wear labels using this infrastructure.

        Actively Manage Costs and Collections.    The Company has implemented expense control initiatives and identified vendors to provide high-quality, low-cost product sourcing from over 20 foreign countries. The Company's sourcing team seeks to identify, evaluate and take advantage of opportunities to expand and improve the Company's contracted manufacturing resources and to enhance the Company's supply chain performance. The Company continues to seek to realize greater efficiencies by managing its apparel product inventory on an as-needed basis. In addition, the Company seeks to continue to actively monitor and pursue collections on its receivables from retailer customers by continuous follow-ups with customers and monitoring of customer deductions. Bad debts as a percentage of net sales were less than 1.0% in each of the Company's last three fiscal years. The Company anticipates that these initiatives will provide the availability of financial resources to facilitate future growth.

        Pursue Strategic Acquisitions.    The Company continues to seek growth through strategic acquisitions. The Company seeks well-run businesses with proven management teams and strong product recognition in categories that

  •
  complement the Company's existing businesses,

  •
  are expected to be accretive to the Company's earnings per share, and

  •
  enable the Company to leverage operational efficiencies to create synergies between the Company and the acquired business.

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

        A significant portion of the Company's apparel lines consists of basic, recurring styles, which the Company believes are less susceptible to "fashion markdowns," as compared with higher fashion apparel lines. Thus, while the Company strives to offer current fashions and styles, the bulk of its product lines changes relatively little from year to year. This consistency in product lines helps the Company to operate on a cost-efficient basis and to forecast the demand for particular products.

        Haggar®.    The Company's Haggar® brand represented 71.6% of its total apparel sales in fiscal 2003. This brand receives widespread recognition among United States consumers for high quality, affordable men's and women's apparel. The full range of men's products offered by the Company is marketed under the Haggar® brand, including dress and casual pants, sportcoats, suits, shirts, sweaters and shorts. The Company has developed specific product lines under this brand, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company's traditional strength in men's dress apparel. These product lines include Haggar Black Label®, American Generations®, Collections™, City Casuals® and Heritage™. In addition, the Company markets a line of men's activewear under the Haggar Golf™ brand. The Haggar® brand is also licensed to manufacturers of related apparel and accessories in categories outside the core product lines of the Company.

        The Haggar Black Label® line comprises the Company's premium quality khakis and dress pants, custom-fit suits and sport coats, sweaters, outerwear, shoes and socks, dress shirts and ties, belts and wallets, and woven and knit casual shirts. American Generations® is a line composed of 100% cotton khakis and casual pants, shorts, socks, belts, wallets, sweaters and outerwear. The Collections™ line comprises dress pants, sport coats, dress shirts and ties, socks, and outerwear. City Casuals® is an urban dweller and office casual line including knit and woven shirts, pants and jackets, sweaters and sweater vests and outerwear. The Heritage™ line represents the Company's foundation label consisting of its historical mainstay products, casual and dress pants and sportcoats. Haggar Golf™ is a line of men's activewear including shirts, shorts, sweater vests and pants in a variety of colors and fabrics.

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

        Women's Wear.    The Company's women's wear subsidiary markets women's sportswear including dresses, skirts, pants, and vests. These product lines are primarily sold to major department stores, including Dillards and J.C. Penney Company, Inc., and catalog suppliers, such as Coldwater Creek.

Introduction of New Products

        The Company emphasizes the introduction of new products in order to capitalize on its brand recognition and retailer relationships. During fiscal 2003, the Company introduced the Freedom Khaki™ and Freedom Shirt™ line, an advancement to khakis and shirts which offers stain resistance and liquid repellancy in 100% cotton, wrinkle-free Haggar® khaki fabric. The Company has also expanded its selection of comfort fit waistband men's and women's pants. While there is substantial competition in these markets, the Company believes that it is well positioned to take advantage of market opportunities.

Advertising and Marketing

        The Company seeks to promote overall brand awareness for the stable of brands that it owns or licenses, principally through consumer advertising, in-store shop and fixtured area programs, and retail marketing associates.

        The Company supports the Haggar® brand and other brands such as Kenneth Cole® and Claiborne® through various advertising and promotional programs. The Company has advertised the Haggar® brand on national and local television and radio and in consumer and trade publications. In addition, the Company participates in co-operative advertising on a shared cost basis with major retailers in radio, television and various print media.

        An additional feature of the Company's marketing strategy is its in-store shop and fixtured area program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for exclusive sale of the Company's products by the retailer. This program enables the retailer to create an environment consistent with the Company's image and to display and stock a greater volume of the Company's products per square foot of retail space. Such shops and fixtured areas encourage longer term commitment by the retailer to the Company's products. The Company believes that these shops and fixtured areas increase consumer product recognition and loyalty because of the retail customer's familiarity with the location of the Company's products in the store.

        The Company also employs an extensive staff of retail marketing associates located throughout the United States. These associates educate the retailers' salespeople about the Company's current products, provide the Company with first-hand feedback concerning consumer reaction to the Company's products and coordinate the in-store displays with the Company's retailer customers.

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

        In addition to using and licensing its own trademarks, the Company is the licensee of certain trademarks owned by other apparel companies. The Company has entered into license agreements to manufacture and market certain men's pants and shorts under the Kenneth Cole New York®, Reaction Kenneth Cole® and Claiborne® trademarks. A similar DKNY® license expired on June 30, 2003. The Claiborne® license expires in December 2005, and the Kenneth Cole New York® and Reaction Kenneth Cole® licenses expire in December 2006. All of the licenses are subject to renewal by the Company for an additional five years, provided that certain net sales thresholds are obtained by the Company. The Company estimates that the net sales levels will be met for the renewal of these licenses.

Manufacturing and Materials Sourcing

        Products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

        As part of the Company's strategy to source production internationally, during fiscal 2002 and 2001, the Company closed its remaining domestic manufacturing facilities and in fiscal 2003 closed a manufacturing facility in the Dominican Republic. See "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Reorganization" for additional discussion of these plant closures.

        As a result of the Company's international production strategy, during fiscal 2003 less than 1% of the Company's products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Domestic manufacturing during fiscal 2003 consisted exclusively of women's apparel produced by unaffiliated companies. Approximately 12% of the Company's foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining foreign-made products manufactured by unaffiliated companies in Asia, South America, Central America, Mexico, Africa and the Dominican Republic. The Company has no long-term contracts with any of its suppliers, but does not anticipate a shortage of manufacturing services in fiscal 2004.

        Raw materials used in the Company's manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton or wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases trim items such as buttons, thread and zippers from a large number of other suppliers. Ten vendors supplied approximately 70% of the Company's fabric and trim requirements during the fiscal year ended September 30, 2003. The Company has no long-term contracts with any of its third-party manufacturers, but does not anticipate substantial shortages of raw materials in fiscal 2004.

Distribution

        In the United States, wholesale and retail distribution occurs at its Customer Service Center in Fort Worth, Texas, which consists of approximately 660,000 square feet of warehouse space. The facility is owned by the Company and is staffed by employees under the complete control of the Company. The Fort Worth facility is the Company's main customer service center and incorporates state-of-the-art systems and equipment to monitor and track all the Company's product to ensure efficient and effective shipping capabilities and enhanced functionality to allow the Company to offer value-added services to our customers including special ticketing, customer-specific stock keeping unit information, and product-enhancing packaging. The Company's Canadian and United Kingdom distribution is performed by third party logistics companies.

Quality Control

        The Company's quality control program is designed to ensure that goods meet the Company's standards. The Company inspects prototypes of each product prior to production and performs several in-line inspections and a final inspection prior to shipment. Most finished goods for domestic distribution are shipped to the Company's Customer Service Center for re-inspection and distribution. The Company also uses third-party warehouses during peak shipping times. Finished goods shipped from third-party warehouses are subject to the same inspection standards as those shipped from the Customer Service Center.

Management Information Systems

        The Company believes that high levels of automation and technology are essential to maintain its competitive position, and the Company continues to invest in computer hardware, systems applications and networks to enhance and speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its operations. The Company utilizes computer-aided design stations for use by the design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company also uses an Electronic Data Interchange ("EDI") system to receive on-line orders from its customers and a related electronic method to accumulate sales information on its products. This technology enables the Company to provide valuable sales and inventory maintenance information to its customers who have adopted such technology. The Company's larger customers communicate with the Company through EDI technology.

Dependence on Key Customers

        The Company's largest customer, J.C. Penney Company, Inc., accounted for approximately 20%, 21% and 23% of the Company's net sales during the fiscal years ended September 30, 2003, 2002 and 2001, respectively, and approximately 32% and 25% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. The Company's second largest customer, Kohl's Department Stores, Inc., accounted for approximately 16%, 16% and 12% of the Company's net sales during the fiscal years ended September 30, 2003, 2002 and 2001, respectively, and approximately 17% and 13% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. The Company's third largest customer, Wal-Mart Stores, Inc., accounted for approximately 8%, 9% and 11% of the Company's net sales for the fiscal years ended September 30, 2003, 2002, and 2001, respectively, and approximately 5% and 6% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. No other customer accounts for more than 10% of net sales or trade receivables. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company. The Company has no long-term commitments or contracts with any of its customers.

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

Employees

        As of September 30, 2003, the Company employed approximately 1,500 persons domestically and approximately 1,900 persons in foreign countries. In fiscal 2003, approximately 1,800 employees were engaged in manufacturing operations and the remainder were employed in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities. None of the Company's domestic employees are covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements covering its foreign employees, applicable labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

Risks Related to the Company's Business

        An investment in the Company involves certain risks and uncertainties. The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K should be carefully considered. If any of the events described below or elsewhere occurs, the Company's business could be adversely affected in a material way.

Dependence on Key Customers

        The Company's largest customer, J.C. Penney Company, Inc., accounted for approximately 20%, 21% and 23% of the Company's net sales during the fiscal years ended September 30, 2003, 2002 and 2001, respectively, and approximately 32% and 25% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. The Company's second largest customer, Kohl's Department Stores, Inc., accounted for approximately 16%, 16% and 12% of the Company's net sales during the fiscal years ended September 30, 2003, 2002 and 2001, respectively, and approximately 17% and 13% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. The Company's third largest customer, Wal-Mart Stores, Inc., accounted for approximately 8%, 9% and 11% of the Company's net sales for the fiscal years ended September 30, 2003, 2002, and 2001, respectively, and approximately 5% and 6% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. No other customer accounts for more than 10% of net sales or trade receivables. The loss of the business of one or more of these customers could have a material adverse effect on the Company.

Uncertainties in Apparel Retailing

        The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company. While various retailers, including some of the Company's customers, experienced financial difficulties in the past three years, which increased the risk of extending credit to such retailers, the Company's bad debt experience has been limited. Under the Company's current credit and collection arrangements, the bankruptcy of a customer which continues to operate and carry the Company's products should not have a material adverse effect on the Company.

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

Dependence on Third-Party Manufacturers

        The Company is dependent upon third parties for the manufacture of approximately 88% of its products. The inability of a manufacturer to ship orders of the Company's products in a timely manner, including as a result of local financial market disruption which could impair the ability of such suppliers to finance their operations, or to meet quality standards, could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's financial condition and results of operations. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner and the loss of such suppliers could have a material adverse effect on the Company's short-term operating results.

        Substantially all of the Company's products are manufactured outside the United States. The Company's foreign production and sourcing operations are subject to various risks of doing business abroad, including quotas, work stoppages and other restrictions and regulations relating to imports and, in certain parts of the world, political or economic instability. Although the Company's operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its foreign production or supply could adversely affect its operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels or material decrease in quota levels, or material decrease in available quota allocations could materially adversely affect the Company.

Dependence on Fort Worth Distribution Center

        The Company operates the majority of its warehouse and distribution activities in the United States out of its main distribution center in Fort Worth, Texas. Any major work disruption at the Company's Fort Worth facility could have a material adverse effect on the Company. Although the Company believes it could utilize other warehousing companies to satisfy its shipping and distribution functions, there can be no assurance that these warehousing companies could be utilized in a timely manner, and the inability to service the Company's customers for any period of time could materially adversely affect the Company.

Risks of Acquisition Strategy

        The Company seeks growth through strategic acquisitions of other apparel businesses. However, the Company cannot assure that its acquisition strategy will be successful. The success of the Company's acquisition strategy is dependent upon a number of factors, including:

  •
  the Company's ability to identify suitable acquisition candidates;

  •
  the Company's ability to negotiate favorable acquisition terms, including purchase price, which may be adversely affected due to increased competition with other buyers;

  •
  the availability of financing to the Company, or on terms favorable to the Company;

  •
  the Company's ability to integrate effectively the systems and operations of acquired businesses; and

  •
  the Company's ability to retain key personnel of acquired businesses.

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

ITEM 2. PROPERTIES

        The Company's principal executive offices are currently located at 6113 Lemmon Avenue, Dallas, Texas 75209. Effective January 8, 2004, the Company expects to relocate its principal executive offices to 11511 Luna Road, Dallas, Texas 75234. The general location, use, approximate size and information with respect to the ownership or lease of the Company's principal properties currently in use are set forth below:

Location	Use	Approximate Square Footage	Owned/ Leased	Lease Expiration
Dallas, Texas(1)	New Headquarters	180,000	Owned
Dallas, Texas(1)	Old Headquarters and Retail Store	220,000	Leased	Fiscal 2004
Dallas, Texas(1)	Women's Wear Division Headquarters and Warehouse	121,000	Leased	Fiscal 2005
Fort Worth, Texas	Warehouse & Distribution	660,000	Owned
Weslaco, Texas(2)	Fabric Cutting	115,000	Owned
Weslaco, Texas	Warehouse	137,000	Owned
Leon, Mexico	Manufacturing	39,000	Owned
La Romana, Dom. Rep.	Manufacturing	41,000	Leased	Fiscal 2004
Oklahoma City(3)	N/A	95,000	Leased	Fiscal 2011
Various (69 locations)(4)	Retail Sales	233,000	Leased	Fiscal 2004-2009

(1)
During the fourth quarter of fiscal 2003, the Company sold its existing corporate headquarters facility and purchased a new corporate headquarters facility. The Company plans to relocate all of its corporate functions, including the Women's Wear operations, to the new facility in January 2004. Pending relocation, the Company has entered into a short-term lease for the current corporate headquarters facility with the buyer that will expire in January 2004. Although the Women's Wear operations will be relocated to the new facility during the second quarter of fiscal 2004, the Women's Wear headquarters facility remains under lease through December 2004, at which time the lease will expire.

(2)
The Company ceased operations at this facility during the second quarter of fiscal 2002. The Company has now moved the cutting operations to third-party manufacturers and cutters primarily in Mexico.

(3)
The Company previously used this property as a manufacturing plant but has ceased manufacturing operations there. The Company is profitably subleasing the property.

(4)
These properties are the Company's retail stores located in outlet malls throughout the United States. The retail stores range in size from approximately 2,100 to 11,000 square feet.

        All of the properties owned by the Company are free from material encumbrances, except the Company's closed fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $2.2 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

        Future manufacturing needs are anticipated to be met through owned facilities and through the use of outside contractors. The Company's Customer Service Center in Fort Worth, Texas, is expected to meet the Company's distribution requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        The Company has been named as a defendant in several legal actions arising from its operations in the normal course of business, including actions brought by certain terminated employees. Although exact settlement amounts, if any, related to these actions cannot accurately be predicted, the claims and damages alleged, the progress of the litigation to date, and past experience with similar litigation leads the Company to believe that any liability resulting from these actions and those described below will not individually, or collectively, have a material adverse effect on the Company.

        The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on a jury verdict of willful discrimination, plus pre- and post-judgment interest and attorneys' fees. The trial court judge reversed the jury's verdict and rendered a judgment in favor of the Company granting zero damages to the plaintiff. The plaintiff appealed the judgment to the Fifth Circuit Court of Appeals, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings. The Company believes that the Court of Appeals missed several key points of law, which were recognized by the original judgment in the trial court. In addition to defending the case as remanded for further proceedings to the trial court, the Company intends to seek review of this case by the United States Supreme Court.

        The Company also is a defendant in an action for trademark infringement, among other causes of action. Although the plaintiff in the case sought a preliminary injunction against the Company, the trial court ruled in favor of the Company and denied the injunction. On appeal, the United States Court of Appeals for the Ninth Circuit affirmed the trial court's decision in favor of the Company. Trial is currently scheduled to occur in February 2004. The parties met to mediate the case, but mediation was unsuccessful.

        During fiscal 2003, one attorney filed four separate suits against certain subsidiaries of the Company and alleged a total of approximately 2,200 former employees had been injured by airborne fibers and chemicals in certain of the Company's now closed facilities located in south Texas. (All proceedings in one suit naming over 2,100 plaintiffs are presently stayed due to the unrelated bankruptcy of one of the other defendants.) The Company believes, after taking discovery in the first of these four cases, that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for their allegations. In addition, the Company believes that it has meritorious defenses to the asserted claims. The Company intends to vigorously defend all of these suits.

        Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort. One of the verdicts was settled in fiscal 2002 for $1.3 million. The other case is currently on appeal, as management, based on the advice of legal counsel, believes the verdict in this lawsuit is both legally and factually incorrect.

        The Company maintains general liability, workers' compensation and employers liability insurance. The Company intends to pass the costs associated with lawsuits to its insurance carriers, under the applicable policies, if any, subject to the deductible limits and other provisions and exclusions of those policies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 2003.

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

	Fiscal Quarter
2003	1st	2nd	3rd	4th
High	13.78	12.90	12.50	15.53
Low	9.20	9.90	9.99	12.26
Dividend	$0.05	$0.05	$0.05	$0.05

	Fiscal Quarter
2002	1st	2nd	3rd	4th
High	12.06	13.25	16.59	16.00
Low	10.35	10.47	12.50	10.00
Dividend	$0.05	$0.05	$0.05	$0.05

        As of December 4, 2003, the Company had approximately 136 stockholders of record.

Dividends

        The Company has paid a quarterly cash dividend of $0.05 per share of common stock since April 1993. Subject to contractual restrictions on the Company's ability to pay cash dividends, the Company currently intends to continue paying quarterly cash dividends on its common stock. The amount of any such dividends will be determined at the discretion of the Company's board of directors and will depend on the Company's earnings, financial condition, ability to fund its capital requirements and other factors that the board of directors deems relevant. The Company's revolving credit facility prohibits the payment of any dividend if a default exists after giving effect to such a dividend. Certain of the Company's long-term debt facilities contain restrictions on the ability of the Company's subsidiaries to transfer funds to Haggar Corp.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about Common Stock that may be issued upon the exercise of options under the Company's long-term incentive plan adopted in fiscal 1992 and options, restricted shares and rights without accompanying options under the long-term incentive plan adopted in fiscal 2003:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Stockholders	1,118,141	(2)	$12.51	575,000	(4)	1,693,141
Equity Compensation Plans Not Approved by Stockholders(3)	59,488		$12.51	—		59,488

Total	1,177,629		$12.51	575,000		1,752,629

(1)
These amounts represent the weighted average exercise price for the total number of outstanding options.

(2)
Issued under the 1992 long-term incentive plan.

(3)
Securities included in this category are attributable solely to certain increases in the number of shares of Common Stock authorized and reserved for issuance under the 1992 long-term incentive plan that were not approved by the Company's stockholders.

(4)
On May 1, 2003, the Company adopted a new stockholder approved long-term incentive plan which authorizes the Company to issue up to 575,000 additional shares in connection with options granted to directors, officers or employees of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Income Statement Data:
Net sales	482,375	$481,831	$444,570	$432,855	$434,358
Cost of goods sold	353,091	351,704	307,796	287,392	290,900
Reorganization costs	—	(3,812)	20,150	—	—

Gross profit	129,284	133,939	116,624	145,463	143,458
Selling, general and administrative expenses	(119,300)	(118,442)	(123,972)	(128,849)	(128,629)
Royalty income	1,593	1,326	1,856	2,436	3,244
Other income (expense), net	6,687	613	(107)	1,370	1,213
Interest expense	(2,535)	(3,600)	(5,140)	(4,084)	(3,652)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	15,729	13,836	(10,739)	16,336	15,634
Provision (benefit) for income taxes	5,873	5,823	(2,069)	7,054	6,236

Income (loss) before cumulative effect of accounting change	9,856	8,013	(8,670)	9,282	9,398
Cumulative effect of accounting change	—	(15,578)	—	—	—

Net income (loss)	$9,856	$(7,565)	$(8,670)	$9,282	$9,398

Net income (loss) per common share
on a diluted basis	$1.53	$(1.17)	$(1.34)	$1.37	$1.26
on a basic basis	$1.53	$(1.19)	$(1.34)	$1.38	$1.26
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0. 20
Weighted average number of common shares
on a diluted basis	6,453	6,429	6,485	6,786	7,465
on a basic basis	6,424	6,385	6,485	6,733	7,437
Balance Sheet Data (at period end):
Working capital	$106,181	$109,748	$116,542	$117,254	$92,784
Total assets	238,207	249,977	275,225	272,356	263,531
Long-term debt	5,671	21,343	49,338	46,333	21,374
Stockholders' equity	153,417	143,721	152,099	163,784	164,448

Footnotes to Selected Consolidated Financial Data (in millions, net of tax)

Fiscal 2003

        Net income during fiscal 2003 included a gain of $3.7 million on the sale of the Company's corporate headquarters, which was classified as other income (expense), net. Net income also included $0.8 million in legal and professional fees incurred in connection with a proxy contest involving a Company stockholder, $0.1 million related to a reduction in force in the Women's Wear subsidiary and $0.3 million related to settlement of a lawsuit with the landlord of the Women's Wear subsidiary headquarters, and all of these charges were classified as selling, general and administrative expenses.

Fiscal 2002

        Net loss during fiscal 2002 included a $0.6 million charge for the closure of its Weslaco, Texas cutting operations, the reversal of a facility write-down of $1.3 million which was originally recorded in connection with the closure of the Edinburg, Texas facility in fiscal 2001, a $0.4 million charge related to the closure of one of the Company's manufacturing facilities in the Dominican Republic, and the reversal of the legal reserve by $1.9 million to income due to the settlement of an outstanding lawsuit. These amounts were all classified as reorganization costs. Net loss also included a $0.6 million charge as the Company announced the streamlining of its sales force, which was classified as selling, general and administrative expense.

        Net loss also included a $15.6 million impairment of goodwill related to the 1999 acquisition of the Women's Wear subsidiary for $39.3 million, as the Company adopted SFAS 142. There was no tax benefit associated with the impairment charge, which was recorded in cumulative effect of accounting change. In accordance with SFAS 142, the Company ceased amortization of goodwill as of October 1, 2001. Net income (loss) for fiscal 2001, 2000 and 1999 included amortization expense of $1.5 million, $1.5 million and $1.0 million, respectively, which was classified as selling, general and administrative expense.

Fiscal 2001

        Net loss during fiscal 2001 included a $13.9 million charge to reorganization costs, as the Company restructured its worldwide manufacturing capacity by closing the Edinburg, Texas facility and eliminating its Japan operations.

Fiscal 1999

        Net income during fiscal 1999 included a gain of $2.6 million related to insurance proceeds received in excess of losses incurred as a result of the damage caused by Hurricane Georges in September 1998 at two of the Company's leased manufacturing facilities, which was classified as other income (expense), net.

Other Footnotes to Selected Consolidated Financial Data (in millions, pre-tax)

        During fiscal 2003 and 2002, the Company classified certain inventoriable costs of $8.3 million and $8.7 million, respectively, which had historically been classified as selling, general and administrative expenses, to costs of goods sold.

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

Overview

        The Company designs, manufactures, imports and markets casual and dress men's and women's apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests in the United States and abroad. The Company's operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels. The Company's wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company's retail customers, is the primary distribution channel through which the Company sells its products. The Company's retail segment markets Haggar® branded products through 70 Company operated retail stores located in the Company's Dallas headquarters and in outlet malls throughout the United States, and the Company's licensing segment generates royalty income by licensing the Company's trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

        There have been no material changes to the Company's critical accounting policies during fiscal 2003.

        Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals, the calculation of workers' compensation liabilities, revenue recognition, and reorganization charges. Management bases its estimates and judgments on the Company's substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Inventories

        The Company's inventories are valued at the lower of cost or market value. All stock-keeping units (SKUs) in inventory are evaluated to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, the Company estimates market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, inventory is valued at the projected net sales value. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. The Company also identifies slow moving and obsolete piece goods and trimming supplies that are not forecasted to be used in production and records an allowance for those items. Additionally, the Company relies on cycle counts at its warehouse and distribution center to measure inventory quantities on hand, as a full physical inventory is not performed on an annual basis. The Company records a reserve to reflect estimated count differences based on the results of cycle counts performed.

Impairment of Long-Term Assets, Including Goodwill

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

Healthcare and Workers' Compensation Liabilities

        The Company records estimates for certain healthcare and workers' compensation costs that are self-insured programs. These reserves and the related benefit expenses are developed using actuarial principles and assumptions which consider a number of factors, including historical claim experiences. Each period, the Company estimates the relevant factors, based primarily on historical data, and uses this information to determine the assumptions underlying its reserve calculations. An extensive degree of judgment is used in this estimation process. Should a greater amount of claims occur than what was estimated or costs of medical care increase beyond what was anticipated, reserves recorded may not be sufficient and additional charges to the consolidated financial statements could be required.

Revenue Recognition

        Revenue from the sale of products is generally recognized upon shipment of products to customers. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized when sales are recorded and are based on historical trends. Significant management judgments and estimates must be made and are used in connection with establishing these allowances in any accounting period. Material differences may result in the amount and timing of our revenues for any period if management makes different judgments or utilizes different estimates.

Reorganization Charges

        The Company has provided for reorganization charges in fiscal 2002 and 2001 to reduce the manufacturing and administrative cost structure and to exit underperforming businesses. These charges were based on judgments about the future net realizable value of assets of closed facilities, net realizable value of other assets to be disposed of and exit costs to be incurred for severance and other liabilities. If actual amounts differ from the estimates, adjustments will be required in future consolidated statements of operations and comprehensive income.

Results of Operations

        The following table sets forth selected consolidated financial data expressed as a percentage of net sales for each of the fiscal years ended September 30, 2003, 2002 and 2001.

	Year Ended September 30,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(73.2)	(73.0)	(69.2)
Reorganization costs	—	0.8	(4.5)

Gross profit	26.8	27.8	26.3
Selling, general and administrative expenses	(24.8)	(24.6)	(27.9)
Royalty income	0.3	0.3	0.4
Other income (expense), net	1.4	0.1	0.0
Interest expense	(0.5)	(0.7)	(1.2)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	3.2	2.9	(2.4)
Provision (benefit) for income taxes	1.2	1.2	(0.5)

Income (loss) before cumulative effect of accounting change	2.0	1.7	(1.9)
Cumulative effect of accounting change	—	(3.2)	—

Net income (loss)	2.0%	(1.5)%	(1.9)%

Business Reorganization

        The Company's strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers. The 2002 and 2001 reorganizations were the results of this strategy.

2002 Reorganization

        In January 2002, the Company announced plans to close its cutting facility in Weslaco, Texas. Accordingly, the Company recorded a $1.0 million pre-tax charge to operations for reorganization costs in the second quarter of fiscal 2002. All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002. The 2002 reorganization has been completed and actual amounts paid pursuant to the plan approximated the initial $1.0 million charge.

        In conjunction with the closure of the Edinburg, Texas manufacturing facility in fiscal 2001 (see 2001 Reorganization below), the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2.2 million reversal was recorded as a credit to reorganization costs in the income statement in the second quarter of fiscal 2002. In March 2003, the Company sold the facility for net cash proceeds of $2.5 million. The sale resulted in a pre-tax gain of approximately $0.3 million, which was recorded in other income (expense), net.

        In September 2002, the Company announced plans to close one of its manufacturing facilities in the Dominican Republic. Accordingly, the Company recorded a $0.6 million pre-tax charge to operations for reorganization costs in the fourth quarter of fiscal 2002. All 341 employees at the facility were terminated in conjunction with the closure, which was completed in November 2002. Severance payments of $0.5 million and other employee termination and administrative costs of $0.1 million were paid during fiscal 2003.

        Also in September 2002, the Company settled a pending lawsuit for $1.3 million related to a claim by a former employee of a closed facility for wrongful discharge. As a result of this settlement, the Company recorded a $3.2 million credit to reorganization costs in the fourth quarter of fiscal 2002.

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

        In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating 6 employees. As a result, the Company recorded a $1.0 million pre-tax charge to operations in selling, general and administrative expenses. The Company paid $0.8 million in severance payments during fiscal 2003, and periodic severance payments to these terminated employees will continue through January 2004. The remaining $0.2 million in severance payments have been included in accrued liabilities as of September 30, 2003.

2001 Reorganization

        In March 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. The Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the second quarter of fiscal 2001. The charge consisted of $8.6 million in legal costs, $8.1 million in employee termination and related costs, $3.1 million in plant and equipment impairments and $1.0 million in other asset write downs. A $0.7 million pre-tax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

        The $8.6 million charge for legal costs included a $1.6 million cash settlement for certain claims and $7.0 million for estimated losses on unsettled claims against the Company, including two jury verdicts totaling $5.2 million, which were returned against subsidiaries of the Company. One of the verdicts was settled in September 2002 for $1.3 million (See 2002 Reorganization above). The other case is currently on appeal. Many of the legal claims against the Company related to claims for wrongful discharge and common law tort by former employees of the Company's sewing facilities in south Texas that were closed in previous years.

        Severance and other employee related payments of $6.0 million have been made as of September 30, 2003.

        Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance September 30, 2003
Employee termination and related costs	$8.1	$(6.0)	$(1.2)	$0.9
Legal costs	8.6	(3.9)	(3.2)	1.5

Fiscal 2003 Compared to Fiscal 2002

Net Sales

        Net sales increased $0.5 million, or 0.1%, to $482.4 million in fiscal 2003, compared to net sales of $481.8 million in fiscal 2002. The increase in net sales during fiscal 2003 is primarily attributable to increased sales of Haggar® branded products to a few key customers due to the introduction of new programs in fiscal 2003, increases in Claiborne® sales primarily due to increased orders for casual pants, and sales from the new Kenneth Cole® license agreement. These increases were offset by a decrease in sales at the Women's Wear subsidiary due to a reduction in sales to specialty stores. The net sales increase was also offset by the termination of the DKNY® license in June 2003. Unit sales increased 7.1%, and the average sales price decreased 7.0%.

Gross Profit

        Gross profit as a percentage of net sales decreased to 26.8% in fiscal 2003, compared to 27.8% in fiscal 2002. Absent the impact of the reorganization costs previously discussed, the gross profit percentage would have been comparable to fiscal 2003, or 27.0% in fiscal 2002.

Selling, General and Administrative Expenses

        Selling, general and administrative expense as a percentage of net sales was 24.8% in fiscal 2003 which is comparable to 24.6% in fiscal 2002. The $0.9 million, or 0.7%, increase in selling, general and administrative expenses primarily relates to an increase in media advertising expense of $3.1 million to introduce the Haggar® comfort fit waist pants, $1.2 million in legal and professional fees incurred in a proxy contest involving a Company stockholder, $0.5 million related to the settlement of a lawsuit with the landlord of the Company's Women's Wear subsidiary headquarters, a $0.2 million severance charge related to a reduction in force in the Women's Wear subsidiary and a net increase of $0.3 million in other selling, general and administrative expenses. The expense increases were offset by a $3.4 million decrease in co-operative advertising expense and a $1.0 million severance charge related to a reduction of the Company's sales force in fiscal 2002.

Royalty Income

        Royalty income increased $0.3 million, or 20.1%, to $1.6 million for fiscal 2003, compared to $1.3 million in fiscal 2002 primarily attributable to an increase in sales for the Company's licensees, as well as increased contractual minimum royalties due for some of the Company's licensees during the fiscal year.

Other Income (Expense), Net

        Other income (expense), net, increased $6.1 million to $6.7 million for fiscal 2003, compared to $0.6 million in fiscal 2002, primarily attributable to the sale of the Company's corporate headquarters facility to a third party for net proceeds of approximately $15.0 million, resulting in a pre-tax gain of $5.9 million. The Company also sold manufacturing facilities during each of the fiscal years for pre-tax gains of $0.3 million and $0.5 million during fiscal 2003 and 2002, respectively.

Interest Expense

        Interest expense decreased $1.1 million, or 29.6%, to $2.5 million, compared to $3.6 million in fiscal 2002, primarily due to significantly reduced debt levels throughout the fiscal year, combined with lower interest rates on variable rate debt.

Income Taxes

        The Company's income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 37.3% in fiscal 2003. Comparatively, the Company's income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 42.1% in fiscal 2002. The fiscal 2003 and 2002 effective rates exceeded the statutory federal tax rate of 35% primarily as a result of state income taxes. The 4.8% decrease in the effective rate from fiscal 2002 to fiscal 2003 is primarily due to foreign losses incurred in 2002 which did not recur in 2003 and certain other permanent items.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

        Net sales increased $37.2 million, or 8.4%, to $481.8 million in fiscal 2002, compared to net sales of $444.6 million in fiscal 2001. The increase in net sales during fiscal 2002 is primarily attributable to increased sales of Haggar® branded products to a few key customers, and increases in Claiborne® and Haggar Direct store sales. These increases were offset by a decrease in sales at Women's Wear due to a reduction in sales to specialty stores. Unit sales increased 21.2% and the average sales price decreased 12.8%.

Gross Profit

        Gross profit as a percentage of net sales increased to 27.8% in fiscal 2002, compared to 26.3% in fiscal 2001. Absent the impact of the reorganization costs previously discussed, the gross profit percentage would have been 27.0% and 30.8% in fiscal 2002 and 2001, respectively. This decrease in gross profit percentage is primarily related to decreases in sales prices due to pressures in the marketplace by customers and competitors and an $8.7 million increase in cost of goods sold in fiscal 2002 as a result of the reclassification of certain inventoriable costs from selling, general and administrative expenses.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of net sales has decreased to 24.6% in fiscal 2002 from 27.9% in fiscal 2001. The $5.5 million, or 4.4%, decrease in selling, general and administrative expenses primarily relates to reduced marketing expenses of $4.6 million which was primarily a postponement of television advertising due to the overall domestic economic conditions, reduced depreciation expense of $1.2 million, as certain fixed assets became fully depreciated during the fiscal year, Haggar Japan expense reductions of $0.9 million due to the elimination of the Japan operations in fiscal 2001, reduced Women's Wear expenses of $1.5 million due to the elimination of goodwill amortization, a $1.0 million reduction in legal reserves, and the $8.7 million expense reclassification discussed above under "—Gross Profit." These decreases are offset by increases in insurance expense of $3.8 million due to increased policy premiums, bonus expense for management of $2.6 million, $2.9 million in expenses related to increased sales for the Claiborne division and increased administrative expenses for the retail stores of $1.9 million related to increased sales and new store activity, a $1.0 million severance charge related to the reduction of the Company's sales force and $0.2 million in other administrative expense increases.

Royalty Income

        Royalty income decreased $0.6 million, or 31.6%, to $1.3 million in fiscal 2002, compared to $1.9 million in fiscal 2001. The decrease relates primarily to a full fiscal year of weaker sales of dress shirts due to a domestic licensee's loss of a key customer during fiscal 2001.

Other Income (Expense), Net

        Other income (expense), net, increased $0.7 million, to $0.6 million income for fiscal 2002, compared to a $0.1 million loss in fiscal 2001. The increase relates to the sale of a manufacturing facility by the Company. In June 2002, the Company sold a manufacturing facility for net cash proceeds of $80,000 and a note receivable of $0.4 million bearing interest at 8.0% and payable in monthly installments with a balloon payment for the outstanding balance in June 2006. The sale resulted in a pre-tax gain of approximately $479,000.

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

Cumulative Effect of Accounting Change

        On October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of the Women's Wear subsidiary. Subsequent to the acquisition, pricing pressures and a weak retail environment for women's apparel resulted in a revised earnings forecast for the Women's Wear business. In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows. As a result of this appraisal, the Company recorded a $15.6 million impairment charge to reflect the decrease in the carrying amount of goodwill from $25.1 million to $9.5 million.

        The Company subsequently performed its annual impairment test of goodwill in the fourth quarter of fiscal 2002 and determined that the fair value of the Women's Wear business exceeded its carrying value. Therefore, no further revisions to the Company's goodwill were required during fiscal 2002.

Segment Profitability

        The Company's three operating segments are business units that offer similar products through different distribution channels. The Company's wholesale segment designs, manufactures, imports and markets casual and dress men's and women's apparel to retailers throughout North America and the United Kingdom. The Company also operates two other segments, including the retail segment, which markets Haggar® branded products through 70 Company operated stores located in the Company's Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company's trademarks for use by other manufacturers of specified products in specified geographic areas. The retail and licensing segments are not material for separate disclosure, and have been combined in the results below. The Company evaluates performance and allocates Company resources based on segment profits.

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

        The table below reflects the Company's segment results for all periods presented:

(In thousands)	Wholesale	Other	Consolidated
2003
Net sales	$435,844	$46,531	$482,375
Segment profit	17,163	1,101	18,264
2002
Net sales	$435,550	$46,281	$481,831
Segment profit (loss)	17,473	(37)	17,436
2001
Net sales	$403,126	$41,444	$444,570
Segment loss	(5,047)	(552)	(5,599)

Wholesale Segment

        Wholesale segment net sales increased $0.3 million, or 0.1%, to $435.8 million in fiscal 2003 from $435.6 million in fiscal 2002. The increase is primarily attributable to increased sales of Haggar® branded and Claiborne® products and increases due to a new Kenneth Cole® license agreement. The increases were substantially offset by a decrease in sales at Women's Wear due to a reduction in sales to specialty stores and the termination of the DKNY® license agreement in June 2003.

        Wholesale segment profit decreased $0.3 million, or 1.8%, to $17.2 million in fiscal 2003 from $17.5 million in fiscal 2002. The decrease is primarily attributable to a $1.6 million increase in selling, general and administrative expenses due to a proxy contest with a Company stockholder, the settlement of a lawsuit with the landlord of the Women's Wear subsidiary headquarters, miscellaneous other administrative expenses and a decrease in gross profit primarily due to the absence of a benefit from reorganization activities which occurred in fiscal 2002. The decrease in segment profit was offset by an increase due to the $5.9 million pre-tax gain recorded on the sale of the corporate headquarters facility.

        Wholesale segment net sales increased $32.4 million, or 8.0%, to $435.6 million in fiscal 2002 from $403.1 million in fiscal 2001. The increase in wholesale segment net sales during fiscal 2002 is attributable to increased sales of Haggar® and Claiborne® branded products to a few key customers.

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

Other Segment

        Other segment net sales increased $0.2 million, or 0.5%, to $46.5 million in fiscal 2003 from $46.3 million in fiscal 2002. The increase is primarily attributable to a net increase in the number of retail stores from 68 stores in fiscal 2002 to 70 stores in fiscal 2003, as well as overall increased sales at existing stores.

        Other segment profit increased $1.1 million to a $1.1 million profit in fiscal 2003, compared to a $37,000 loss in fiscal 2002. The increase is primarily attributable to a $0.7 million reduction in selling, general and administrative expenses at the Company's retail stores, including in-store marketing and depreciation expense, as well as a $0.3 million increase in royalty income primarily due to increased sales by the Company's licensees.

        Other segment net sales increased $4.8 million, or 11.7%, to $46.3 million in fiscal 2002 from $41.4 million in fiscal 2001. The increase is primarily attributable to a net increase in the number of retail stores from 66 stores in 2001 to 68 stores in fiscal 2002, as well as overall increased sales at existing stores as a result of focused in-store marketing efforts.

        Other segment profit improved $0.5 million to a $37,000 loss in fiscal 2002 from a $0.6 million loss in fiscal 2001. The increase is primarily due to improved sales and gross profit at the Company's retail stores, partly offset by decreased royalty income due to a domestic licensee's loss of a key customer during fiscal 2001.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	2003	$113,907	$135,487	$107,435	$125,546
	2002	99,330	138,059	111,215	133,227
Gross profit(1), (2)	2003	$28,604	$34,849	$31,269	$34,562
	2002	28,397	36,375	27,846	41,321
Selling general and administrative expenses(3),(4),(5),(6)	2003	$31,510	$32,012	$26,556	$29,222
	2002	27,709	29,183	27,029	34,521
Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change(7)	2003	$(3,320)	$3,022	$4,623	$11,404
	2002	112	6,440	806	6,478
Net income (loss)(7), (8)	2003	$(2,005)	$1,831	$2,704	$7,326
	2002	(15,506)	3,938	460	3,543
Net income (loss) per common share and common share equivalent on a diluted basis	2003	$(0.31)	$0.29	$0.42	$1.12
	2002	(2.43)	0.62	0.07	0.55

(1)
During the fourth quarter of fiscal 2002, the Company announced the closing of one of its manufacturing facilities in the Dominican Republic and recorded a pre-tax charge of $0.6 million. In addition, the Company settled an outstanding lawsuit in the fourth quarter of fiscal 2002 and decreased the related reserves by $3.2 million.

(2)
During the second quarter of fiscal 2002, the Company recorded a $1.0 million charge for the closure of its Weslaco, Texas cutting operations. Also in the second quarter of fiscal 2002, subsequent to the 2001 closure and write-down of the Edinburg, Texas facility, the Company reversed the original facility write-down of $2.2 million and classified the facility as held for sale.

(3)
During the fourth quarter of fiscal 2002, the Company announced the streamlining of its sales force and recorded a pre-tax charge of $1.0 million.

(4)
During the second and third quarters of fiscal 2003, the Company incurred $0.3 million and $0.9 million, respectively, in legal and professional fees in connection with a proxy contest involving a Company stockholder.

(5)
During the second quarter of fiscal 2003, the Company incurred $0.5 million related to settlement of a lawsuit with the landlord of the Women's Wear subsidiary headquarters.

(6)
During the third quarter of fiscal 2003, the Company incurred $0.2 million related to a reduction in force in the Women's Wear subsidiary.

(7)
During the fourth quarter of fiscal 2003, the Company recorded a pre-tax gain on the sale of its corporate headquarters of $5.9 million.

(8)
During the first quarter of fiscal 2002, the Company adopted SFAS No. 142 and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of the Women's Wear subsidiary.

Related Party Transactions

        A director of the Company, who became a director in fiscal 2002, is a partner of a law firm that rendered various legal services for the Company during fiscal 2003, 2002 and 2001. The Company paid the law firm approximately $0.5 million, $0.6 million and $0.3 million for legal services during fiscal 2003, 2002 and 2001, respectively. All amounts paid by the Company were at the usual and customary rates charged to other clients of the law firm. There were $0.1 million in unpaid fees to the law firm at September 30, 2003, which were included in accrued liabilities. There were no material amounts due to such firm from the Company as of September 30, 2002.

Liquidity and Capital Resources

        The Company's principal sources of liquidity have been cash flows from operations and borrowings under its unsecured revolving credit facility. As of September 30, 2003, the Company had cash and cash equivalents of $7.7 million.

        As of September 30, 2003, the Company had no amounts outstanding under the $110.0 million unsecured revolving credit agreement (the "Agreement"). The borrowing capacity is restricted to $55.4 million at September 30, 2003 under the Agreement's funded debt to operating cash flow covenant. The Company incurred approximately $0.3 million in commitment fees related to the available borrowing capacity during fiscal 2003. The interest rates ranged from 2.52% to 4.75% during fiscal 2003 and were based upon margins over a bank base rate or a LIBOR rate, depending on the loan made by the Company. The applicable margin is dependent upon the ratio of the Company's total indebtedness at the end of each fiscal quarter to its operating cash flow for the preceding year. The credit facility, which expires in June 2005, prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company's main operating subsidiary, and also requires the maintenance of certain financial ratios. The Company's failure to satisfy these covenants could adversely affect the Company's ability to acquire future capital to meet its needs and to pay dividends. As of September 30, 2003, the Company was in full compliance with its financial and other covenants.

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

        Long-term debt includes $2.2 million in Industrial Development Revenue Bonds ("IDR"). Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement. The interest rate at September 30, 2003 was 1.13%. The IDR bonds mature in fiscal 2026, however the Company has the option to prepay the balance without penalty in fiscal 2006. The Company plans to exercise the prepayment option, and will make future annual principal payments of $0.1 million along with the remaining future balance of $2.0 million being repaid in fiscal 2006. The IDR bonds are collateralized by certain buildings and equipment with a net book value of $0.4 million as of September 30, 2003.

        Certain of the Company's long-term debt facilities contain restrictions on the ability of the Company's subsidiaries to transfer funds to Haggar Corp.

        As of September 30, 2003 and 2002, the Company had outstanding $36.0 million and $22.9 million, respectively, of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. The increase in trade letters of credit outstanding for inventory purchases is primarily due to increased production in the Eastern hemisphere. These trade letters of credit, generally for periods of less than six months, will only be paid upon satisfactory shipment of the inventory to the Company. As of September 30, 2003 and 2002, the Company had entered into $7.0 million and $7.3 million, respectively, of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

        Subsequent to the purchase of its new corporate headquarters in the fourth quarter of fiscal 2003, the Company incurred $0.6 million of costs, which include certain facilities costs, accelerated depreciation on assets to be abandoned and rent in excess of normal depreciation on the temporary lease of the Company's corporate headquarters. Management expects to incur costs of $0.8 million to $1.0 million during fiscal 2004. The Company also expects to incur approximately $2.5 million during the first quarter of fiscal 2004 for capital expenditures to prepare the new facility prior to it being occupied.

        In December 1999, the Company entered into an operating lease of the Company's corporate aircraft which contains a residual guarantee for the market value of the aircraft at the end of the lease term in December 2004. Under the lease, the Company has the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party. If the sale proceeds are less than $4.0 million, the Company is required to reimburse the lessor for the deficiency. If the sale proceeds exceed $4.0 million, the Company is entitled to all of such excess amounts.

        Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency in fiscal 2003. As of September 30, 2003, the Company included $0.3 million in other accrued liabilities related to the deficiency. The remainder of the $0.9 million expected deficiency will be accrued using the straight line method through the end of the lease term.

        During fiscal 2003, the Company paid quarterly dividends of $0.05 per share, aggregating $1.3 million, $0.3 million of which were cash dividends declared during the fourth quarter of fiscal 2002. During the fourth quarter of fiscal 2003, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on November 3, 2003. The fourth quarter dividend of approximately $0.3 million was paid in November 2003.

        In November 2002, co-trustees of a trust which owns shares of the Company's common stock filed preliminary proxy materials with the Securities and Exchange Commission indicating that they intended to solicit stockholders in support of their own slate of directors. The Company entered into an agreement to settle this proxy contest in February 2003. The Company incurred expenses of $1.2 million in legal and professional fees during fiscal 2003 related to this matter, all of which had been paid as of September 30, 2003.

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

        The ongoing evaluation for impairment of the goodwill related to the 1999 acquisition of Women's Wear requires significant management estimation and judgment. Changes in overall business strategy, negative industry or economic trends or actual results which do not meet the Company's current plan for the Women's Wear business may trigger a future impairment charge, which could negatively affect the Company's results of operations in the period in which the charge is recorded.

        The Company believes that the cash flows from operations and the funds available under its revolving credit facility will be adequate to meet its working capital, debt service, anticipated capital expenditures and related financing needs for calendar 2004. The Company's future cash flows from operations may be impacted by factors including, but not limited to:

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

Fiscal 2003 Cash Flow Results

        Net cash provided by operating activities decreased $2.6 million, or 11.4%, to $20.0 million in fiscal 2003, compared to $22.6 million in fiscal 2002. The decrease is primarily attributable to a decrease in accrued liabilities, primarily due to payments on prior year severance plans. The decrease was offset in part by increased net income adjusted for non-cash items, decreased accounts receivable and reduced inventory levels due to management of inventory lead times.

        Net cash used in investing activities decreased $2.0 million, or 76.5%, to $0.6 million in fiscal 2003, compared to $2.6 million in fiscal 2002. The decrease is primarily attributable to proceeds from the sale of the corporate headquarters facility and other asset sales, which offset the cash used to purchase the new corporate headquarters facility as well as other purchases of fixed assets in the normal course of business. Other cash used for investing activities during fiscal 2003 included the transfer of $1.3 million of the proceeds from the corporate headquarters sale to restricted cash which will be used for future capital improvements on the new facility and $0.9 million in insurance premium payments which increased the cash surrender value of certain whole life policies.

        Net cash used in financing activities decreased $7.8 million, or 33.0%, to $15.9 million in fiscal 2003, compared to $23.7 million in fiscal 2002, primarily due to higher net debt repayments during fiscal 2002.

Effects of Inflation

        Inflation did not materially impact the Company in fiscal 2003, 2002 or 2001.

Disclosures About Contractual Obligations And Commercial Commitments

        The following table summarizes the Company's future contractual obligations and payment commitments as of September 30, 2003:

Payments Due By Fiscal Years (In thousands)

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Long-term debt(1)	$3,671	$5,671	$—	$—	$9,342
Operating leases(2)	8,404	12,110	6,207	3,287	$30,008
Minimum royalties under licenses(3)	2,164	3,940	—	—	6,104

Total contractual cash obligations	$14,239	$21,721	$6,207	$3,287	$45,454

(1)
Long-term debt includes annual installment payments due for the IDR bonds of $0.1 million through fiscal 2005, with a final payment of $2.0 million in fiscal 2006. The IDR bonds mature in fiscal 2026, however the Company has the option to prepay the balance without penalty in fiscal 2006. The Company plans to exercise the prepayment option, and will make future annual principal payments of $0.1 million along with the remaining future balance of $2.0 million being repaid in fiscal 2006.

(2)
The Company leases certain of its buildings and manufacturing, computer, aircraft and automotive equipment under agreements that expire at various dates through fiscal 2011. Most of these leases contain options to renew at various terms.

(3)
Royalties paid under trademark licenses are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Recently Issued and Adopted Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46,") "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51," which addresses consolidation of variable interest entities ("VIEs") to which the usual consolidation described in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of the interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date. An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements. The Company has determined it is not party to any VIEs that would require consolidation.

        In May 2003, the Emerging Issues Task Force of the FASB reached a consensus on Issue 01-8 ("EITF 01-8,") "Determining Whether an Arrangement Contains a Lease." Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant and equipment must be evaluated to determine whether they contain a lease. The Company enters into contracts for the cutting and assembly of its products that, depending on the facts and circumstances, could be subject to EITF 01-8. The new rules would be applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-8 on the Company's future results of operations and financial position will depend on the terms contained in contracts entered into or modified after such date.

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

        As of September 30, 2003, the Company's exposure to interest rate risk was minimal due to the low level of variable rate debt outstanding.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data—Note 5" for discussion of the terms of the Company's credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Reports of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

Report of Independent Auditors

To the Board of Directors and Shareholders of
    Haggar Corp.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Haggar Corp. and its Subsidiaries (the "Company") at September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended September 30, 2001, before the revisions described in Notes 2 and 10, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 1, 2001.

        As discussed above, the financial statements of the Company for the year ended September 30, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 10, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of October 1, 2001, and the disclosures required by Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". We audited the transitional disclosures and segment disclosures described in Notes 2 and 10. In our opinion, the transitional disclosures and segment disclosures for 2001 in Notes 2 and 10 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                      PricewaterhouseCoopers LLP

Dallas, Texas
November 5, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23(b) to this Form 10-K of which this report forms a part. The financial statements of Haggar Corp. and its Subsidiaries to which this report relates have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 and segment disclosures required by Statement of Financial Accounting Standards No. 131, as described in Notes 2 and 10 to the consolidated financial statements. These revisions are not covered by the copy of the report of Arthur Andersen LLP and were audited by PricewaterhouseCoopers LLP.

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

        Arthur Andersen LLP

Dallas, Texas,
November 1, 2001

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$7,674	$4,124
Accounts receivable, net	56,528	64,284
Inventories, net	96,959	100,996
Property held for sale	—	2,157
Deferred tax asset	10,505	12,087
Other current assets	3,557	2,766

Total current assets	175,223	186,414
Property, plant and equipment, net	45,932	46,195
Goodwill, net	9,472	9,472
Deferred tax asset	—	2,077
Other assets	7,580	5,819

Total assets	$238,207	$249,977

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,245	$30,542
Accrued liabilities	31,898	35,669
Accrued wages and other employee compensation	7,228	6,713
Current portion of long-term debt	3,671	3,742

Total current liabilities	69,042	76,666
Other non-current liabilities	9,554	8,247
Deferred tax liability	523	—
Long-term debt	5,671	21,343

Total liabilities	84,790	106,256

Commitments and contingencies
Stockholders' equity:
Preferred stock—par value $0.10 per share; 250,000 shares authorized and no shares issued and outstanding at September 30, 2003 and 2002	—	—
Common stock—par value $0.10 per share; 25,000,000 shares authorized and 8,718,609 and 8,660,609 shares issued at September 30, 2003 and 2002, respectively	872	866
Additional paid-in capital	43,653	42,911
Cumulative translation adjustment	(163)	(534)
Retained earnings	134,016	125,439

	178,378	168,682
Less—Treasury stock; 2,242,183 shares at cost at September 30, 2003 and 2002	(24,961)	(24,961)

Total stockholders' equity	153,417	143,721

Total liabilities and stockholders' equity	$238,207	$249,977

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Year Ended September 30,
	2003	2002	2001
Net sales	$482,375	$481,831	$444,570
Cost of goods sold	353,091	351,704	307,796
Reorganization costs	—	(3,812)	20,150

Gross profit	129,284	133,939	116,624
Selling, general and administrative expenses	(119,300)	(118,442)	(123,972)
Royalty income	1,593	1,326	1,856
Other income (expense), net	6,687	613	(107)
Interest expense	(2,535)	(3,600)	(5,140)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	15,729	13,836	(10,739)
Provision (benefit) for income taxes	5,873	5,823	(2,069)

Income (loss) before cumulative effect of accounting change	$9,856	$8,013	$(8,670)
Cumulative effect of accounting change	—	(15,578)	—

Net income (loss)	$9,856	$(7,565)	$(8,670)

Other comprehensive income (loss):
Foreign currency translation adjustment	371	16	15

Comprehensive income (loss)	$10,227	$(7,549)	$(8,655)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC
Income (loss) before cumulative effect of accounting change	$1.53	$1.25	$(1.34)
Cumulative effect of accounting change	—	(2.44)	—

Net income (loss)	$1.53	$(1.19)	$(1.34)

DILUTED
Income (loss) before cumulative effect of accounting change	$1.53	$1.25	$(1.34)
Cumulative effect of accounting change	—	(2.42)	—

Net income (loss)	$1.53	$(1.17)	$(1.34)

Weighted average number of common shares outstanding:
Basic	6,424	6,385	6,485

Diluted	6,453	6,429	6,485

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

						Treasury Stock
	Common Stock
			Additional Paid-In Capital	Retained Earnings	Cumulative Translation Adjustment			Total Stockholders' Equity
	Shares	$				Shares	$
Balance
September 30, 2000	8,582,998	$858	$41,931	$144,287	$(565)	(2,043,205)	$(22,727)	$163,784
Exercise of stock options (including tax benefit)	8,002	1	83	—	—	—	—	84
Common stock dividends declared ($0.20 per share)	—	—	—	(1,307)	—	—	—	(1,307)
Purchase of treasury stock	—	—	—	—	—	(160,500)	(1,807)	(1,807)
Foreign currency translation adjustment	—	—	—	—	15	—	—	15
Net loss	—	—	—	(8,670)	—	—	—	(8,670)

Balance
September 30, 2001	8,591,000	859	42,014	134,310	(550)	(2,203,705)	(24,534)	152,099
Exercise of stock options (including tax benefit)	69,609	7	897	—	—	—	—	904
Common stock dividends declared ($0.20 per share)	—	—	—	(1,306)	—	—	—	(1,306)
Purchase of treasury stock	—	—	—	—	—	(38,522)	(427)	(427)
Foreign currency translation adjustment	—	—	—	—	16	—	—	16
Net loss	—	—	—	(7,565)	—	—	—	(7,565)

Balance
September 30, 2002	8,660,609	866	42,911	125,439	(534)	(2,242,183)	(24,961)	143,721
Exercise of stock options (including tax benefit)	58,000	6	742	—	—	—	—	748
Common stock dividends declared ($0.20 per share)	—	—	—	(1,279)	—	—	—	(1,279)
Foreign currency translation adjustment	—	—	—	—	371	—	—	371
Net income	—	—	—	9,856	—	—	—	9,856

Balance
September 30, 2003	8,718,609	$872	$43,653	$134,016	$(163)	(2,242,183)	$(24,961)	$153,417

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$9,856	$(7,565)	$(8,670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	15,578	—
Depreciation and amortization	7,813	8,561	11,813
(Gain) loss on disposal of property, plant and equipment	(6,343)	(272)	2,458
Reversal of net realizable value on property held for sale	—	(2,157)	—
Deferred tax expense (benefit)	4,182	(129)	(666)
Other	208	16	15
Changes in assets and liabilities:
Accounts receivable, net	7,756	7,015	(2,986)
Inventories	4,037	(3,270)	(5,145)
Other current assets	(791)	(551)	(478)
Accounts payable	(4,726)	(11,103)	10,469
Accrued liabilities	(3,771)	11,521	2,108
Accrued wages and other employee compensation	515	1,610	(1,003)
Other non-current liabilities	1,307	3,376	—

Net cash provided by operating activities	20,043	22,630	7,915

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(15,993)	(3,334)	(5,266)
Proceeds from sale of property, plant and equipment	17,458	135	38
Increase in restricted cash	(1,287)	—	—
Decrease (increase) in other assets	(786)	610	(1,075)

Net cash used in investing activities	(608)	(2,589)	(6,303)

Cash Flows from Financing Activities
Purchases of treasury stock at cost	—	(427)	(1,807)
Proceeds from issuance of long-term debt	233,000	494,000	105,000
Proceeds from exercise of employee stock options	708	904	84
Payments on long-term debt	(248,743)	(522,274)	(102,020)
Increase in book overdrafts	429	6,000	—
Debt issuance costs	—	(614)	—
Payments of cash dividends	(1,279)	(1,306)	(1,307)

Net cash used in financing activities	(15,885)	(23,717)	(50)

Increase (decrease) in cash and cash equivalents	3,550	(3,676)	1,562
Cash and cash equivalents, beginning of period	4,124	7,800	6,238

Cash and cash equivalents, end of period	$7,674	$4,124	$7,800

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes, net	$6,650	$391	$3,708
Interest, net of amounts capitalized	$2,358	$3,764	$5,532
Note receivable from sale of property, plant, and equipment	$—	$801	$—

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2003, 2002 and 2001

1.    Operations and Significant Accounting Policies

Nature of Operations

        Haggar Corp. (a Nevada corporation) and subsidiaries (the "Company") design, manufacture, import and market casual and dress men's and women's apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests. The Company's products are sold primarily to retail stores including major department stores, specialty stores and mass market retailers throughout North America and the United Kingdom. The Company offers its premium men's apparel products under the Haggar® brand name, and also offers more moderately priced lines of products through its mass-market retailer division, The Horizon Group. In addition, the Company offers retailers quality products bearing the retailers' own labels. Jerell, Ltd. ("Women's Wear" or "Jerell"), a subsidiary acquired in 1999, offers women's apparel under various brand names. The Company's Haggar Direct, Inc. subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet malls throughout the United States. The Company's foreign operations are conducted through Haggar Apparel, Ltd. and Haggar Canada Co., which market the Company's branded products in the United Kingdom and Canada, respectively. Additionally, the Company derives royalty income from the use of its trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Mexico and the Dominican Republic.

Basis of Presentation

        The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. ("Clothing Co."), which is the main operating subsidiary, Haggar Direct, Inc., Haggar Apparel Ltd., Jerell, Haggar Canada Co. and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

        The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and in the remaining notes.

Reclassifications

        Certain items in the prior year presentation have been reclassified to current year presentation.

        During fiscal 2003 and 2002, the Company classified certain inventoriable costs of $8.3 million and $8.7 million, respectively, which had historically been classified as selling, general and administrative expenses, to cost of goods sold.

Cash and Cash Equivalents

        For purposes of the statements of cash flows and balance sheets, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. These cash equivalents are stated at cost, which approximates fair value.

        The Company incurs book overdrafts when outstanding checks exceed cash in its bank accounts. These book overdrafts are recorded in accounts payable. The Company had $6.4 million and $6.0 million in book overdrafts at September 30, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

        Accounts receivable are net of allowances for doubtful accounts of $0.4 million at both September 30, 2003 and 2002.

Concentrations of Credit Risk

        Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," consist primarily of trade accounts receivable. The Company's largest customer, J.C. Penney Company, Inc., accounted for approximately 20%, 21% and 23% of the Company's net sales during the fiscal years ended September 30, 2003, 2002 and 2001, respectively, and approximately 32% and 25% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. The Company's second largest customer, Kohl's Department Stores, Inc., accounted for approximately 16%, 16% and 12% of the Company's net sales during the fiscal years ended September 30, 2003, 2002 and 2001, respectively, and approximately 17% and 13% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. The Company's third largest customer, Wal-Mart Stores, Inc., accounted for approximately 8%, 9% and 11% of the Company's net sales for the fiscal years ended September 30, 2003, 2002, and 2001, respectively, and approximately 5% and 6% of the Company's outstanding trade receivables as of September 30, 2003 and 2002, respectively. No other customer accounts for more than 10% of consolidated revenues or trade receivables. The loss of the business of one or more of the Company's larger customers could have a material adverse effect on the Company's results of operations. The Company has no long-term commitments or contracts with any of its customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories, net

        Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at September 30, 2003 and 2002 (in thousands):

	2003	2002
Piece goods	$7,664	$8,270
Trimming and supplies	3,660	4,964
Work-in-process	4,838	6,087
Finished garments	82,157	83,742

	98,319	103,063
Inventory reserves	(1,360)	(2,067)

Total inventories, net	$96,959	$100,996

        Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

Property, Plant and Equipment

        Property, plant and equipment, stated at cost, consisted of the following at September 30, 2003 and 2002 (in thousands):

	2003	2002
Land	$2,729	$2,995
Buildings	26,566	29,868
Furniture, fixtures and equipment	56,476	91,478
Leasehold improvements	13,193	21,798
Construction in progress	14,685	47

Total	113,649	146,186
Less: Accumulated depreciation and amortization	(67,717)	(99,991)

Net property, plant and equipment	$45,932	$46,195

        Construction in progress at September 30, 2003 primarily consists of building and furniture, fixtures and equipment costs related to the new corporate headquarters facility that was purchased in July 2003 and was being prepared for occupancy at the end of fiscal 2003.

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

Advertising

        Production costs of commercials and programming are charged to operations in the period first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. For fiscal years 2003, 2002 and 2001, total advertising expense was $12.0 million, $13.2 million and $16.9 million, respectively, and is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Fees

        The Company records shipping and handling fees as selling, general and administrative expense. For the years ended September 30, 2003, 2002 and 2001, such costs were $12.3 million, $12.6 million and $12.6 million, respectively.

Foreign Currency Translation and Remeasurement

        Non-U.S. assets and liabilities are translated or remeasured into U.S. dollars using the year-end exchange rates. Revenues and expenses are translated or remeasured at average exchange rates during the year. Depending on the entities' functional currency, net foreign currency translation gains or losses are recorded in the equity section of the balance sheet as comprehensive income or are recorded in other income (expense), net.

Long-Term Incentive Plans

        The Company accounts for its long-term incentive plans under Accounting Principles Board Opinion No. 25, under which no compensation has been recognized. As required under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS No. 123," the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share are as follows (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss):
As reported	$9,856	$(7,565)	$(8,670)
Add back: Stock-based employee compensation included in net income (loss) as reported	—	—	—
Less: Pro-forma stock-based employee compensation expense, net of related tax effects	(107)	(474)	(502)

Pro-forma net income (loss)	$9,749	$(8,039)	$(9,172)

Net income (loss) per common share:
BASIC
As reported	$1.53	$(1.19)	$(1.34)
Pro forma	$1.52	$(1.26)	$(1.41)
DILUTED
As reported	$1.53	$(1.17)	$(1.34)
Pro forma	$1.51	$(1.25)	$(1.41)

        There were no options granted during fiscal 2003. The fair value of each option grant of $6.07 and $5.96 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002 and 2001, respectively: risk-free interest rates of 4.8% and 6.3%; expected lives of five years; expected volatility of 51.8% and 40.6% and expected dividend rate of $0.20.

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

2.     Asset Impairment—Goodwill

        On October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of Jerell, the Company's women's wear subsidiary. There was no tax benefit associated with the impairment charge. Subsequent to the acquisition, pricing pressures and a weak retail environment for women's apparel resulted in a revised earnings forecast for Jerell and the women's wear business. In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows. As a result of this appraisal, the Company recorded a $15.6 million impairment charge to reflect the decrease in the carrying amount of goodwill from $25.1 million to $9.5 million.

        The Company subsequently performed its annual impairment tests of goodwill in the fourth quarters of fiscal 2003 and 2002 and determined that the fair value of Jerell exceeded its carrying value. Therefore, no further revisions to the Company's goodwill were required during fiscal 2003 and 2002.

        The ongoing evaluation for impairment of the goodwill related to the 1999 acquisition of Women's Wear requires significant management estimation and judgment. Changes in overall business strategy, negative industry or economic trends or actual results which do not meet the Company's current plan for the Women's Wear business may trigger a future impairment charge.

        The table below reflects the Company's net income (loss) as reported and net income (loss) adjusted to exclude goodwill amortization for all periods presented. The financial statements for the fiscal year ended September 30, 2001 have been revised to include these disclosures.

	Years Ended September 30,
	2003	2002	2001
(In thousands, except per share amounts):
Net income (loss) as reported	$9,856	$(7,565)	$(8,670)
Add back: goodwill amortization	—	—	1,500

Adjusted net income (loss)	$9,856	$(7,565)	$(7,170)

Basic income (loss) per common share:
Net income (loss) as reported	$1.53	$(1.19)	$(1.34)
Add back: goodwill amortization	—	—	0.23

Basic income (loss) per common share as adjusted	$1.53	$(1.19)	$(1.11)

Diluted income (loss) per common share:
Net income (loss) as reported	$1.53	$(1.17)	$(1.34)
Add back: goodwill amortization	—	—	0.23

Diluted net income (loss) per common share as adjusted	$1.53	$(1.17)	$(1.11)

3.     Net Income (Loss) Per Common Share—Basic and Diluted

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

        Common share and share equivalents used to calculate diluted earnings per common share are as follows (in thousands):

	Fiscal Year Ended September 30,
	2003	2002	2001
Weighted average common shares outstanding	6,424	6,385	6,485
Share equivalents, due to stock options	29	44	—

Weighted average of diluted common shares outstanding	6,453	6,429	6,485

        Options to purchase 629,401 and 759,610 common shares were excluded from the diluted earnings per share calculations for the fiscal years ended September 30, 2003 and 2002 because the options'

exercise prices were greater than the average market price of the common shares during the year. Options to purchase 1,585,363 common shares were excluded from the diluted earnings per share calculation for the fiscal year ended September 30, 2001 due to the net loss recorded during the period.

4.     Income Taxes

        The components of the provision (benefit) for income taxes are as follows for the fiscal years ended September 30, 2003, 2002 and 2001 (in thousands) :

	2003	2002	2001
Current federal income tax	$1,488	$5,377	$(87)
Deferred federal income tax	3,834	(129)	(2,182)
State income tax	551	575	200

Provision (benefit) for income taxes	$5,873	$5,823	$(2,069)

        Temporary differences and carryforwards which give rise to a significant portion of the Company's deferred tax assets and liabilities are as follows (in thousands):

	2003	2002
Deferred income tax assets:
Workers' compensation accrual	$1,460	$1,653
Inventory cost capitalization and valuation	1,260	2,476
Allowances for accounts receivable	3,955	2,971
Health and life insurance accrual	1,750	1,280
Reserve for reorganization	556	607
Accrued wages and other employee compensation	1,926	2,036
Property, plant and equipment, net	—	1,163
Other	1,299	2,108

	12,206	14,294
Deferred income tax liability:
Prepaid insurance	(141)	(130)
Property, plant and equipment, net	(2,083)	—

	(2,224)	(130)

Net deferred income tax asset	9,982	14,164
Less—Current deferred tax asset	(10,505)	(12,087)

Long-term deferred tax asset (liability)	$(523)	$2,077

        The provision (benefit) for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):

	2003	2002	2001
Tax computed at the statutory rate	$5,505	$4,842	$(3,758)
State income taxes	358	374	200
Tax credits utilized	—	—	(70)
Non-deductible goodwill	—	—	507
Tax rate differentials in other jurisdictions	—	264	1,399
Other	10	343	(347)

Provision (benefit) for income taxes	$5,873	$5,823	$(2,069)

5.     Long-Term Debt

        Long-term debt consisted of the following at September 30, 2003 and 2002 (in thousands):

	2003	2002
Borrowings under revolving credit line	$—	$12,000
Industrial Development Revenue Bonds	2,200	2,300
Senior notes	7,142	10,715
Other	—	70

Total debt	9,342	25,085
Less—current portion	(3,671)	(3,742)

Long-term debt	$5,671	$21,343

        As of September 30, 2003, the Company had no amounts outstanding under the $110.0 million unsecured revolving credit agreement (the "Agreement"). The borrowing capacity is restricted to $55.4 million at September 30, 2003, under the Agreement's funded debt to operating cash flow covenant. The Company incurred approximately $0.3 million in commitment fees related to the available borrowing capacity during fiscal 2003. The interest rates ranged from 2.52% to 4.75% during fiscal 2003 and were based upon margins over a bank base rate or a LIBOR rate, depending on the loan made by the Company. The applicable margin is dependent upon the ratio of the Company's total indebtedness at the end of each fiscal quarter to its operating cash flow for the preceding year. The credit facility, which expires in June 2005, prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company's main operating subsidiary, and also requires the maintenance of certain financial ratios. The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend. As of September 30, 2003, the Company was in full compliance with its financial and other covenants.

        Long-term debt includes $2.2 million in Industrial Development Revenue Bonds ("IDR"). Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement. The interest rate at September 30, 2003 was 1.13%. The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006. The Company plans to exercise the prepayment option, and will make future annual principal payments of $0.1 million along with the remaining future balance of

$2.0 million being repaid in fiscal 2006. The IDR bonds are collateralized by certain buildings and equipment with a net book value of $0.4 million as of September 30, 2003.

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

        Principal payments due during the next five years on debt are as follows (in thousands):

Years Ending September 30,	Amount
2004	$3,671
2005	3,671
2006	2,000
2007	—
2008	—
Thereafter	—

$9,342

        Certain of the Company's long-term debt facilities contain restrictions on the ability of the Company's subsidiaries to transfer funds to Haggar Corp.

6.     Leases and Other Commitments

Operating Leases

        The Company leases certain of its buildings and manufacturing, computer, aircraft and automotive equipment under agreements that expire at various dates through fiscal 2011. Most of these leases contain options to renew at various terms. The following is a schedule of future minimum rental payments required under non-cancelable operating leases at September 30, 2003 (in thousands):

Years Ending September 30,	Amount
2004	8,404
2005	6,470
2006	5,640
2007	4,116
2008	2,091
Thereafter	3,287

$30,008

        Rental expense was $8.9 million, $9.3 million and $8.5 million in the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions were required to be applied on a prospective basis for qualifying guarantees entered into or modified after December 31, 2002. However, any qualifying guarantees entered into before December 31, 2002, must be disclosed in the footnotes for interim or annual financial statement periods that end after December 15, 2002.

        The operating lease of the Company's corporate aircraft contains a residual value guarantee. Under the lease, which ends in December 2004, the Company has the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party. If the sales proceeds are less than $4.0 million, the Company is required to reimburse the lessor for the deficiency. If the sales proceeds exceed $4.0 million, the Company is entitled to all of such excess amounts.

        Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency during fiscal 2003. As of September 30, 2003, the Company included $0.3 million in other accrued liabilities related to the deficiency. The remainder of the $0.9 million expected deficiency will be accrued using the straight-line method through the end of the lease term.

Commitments and Contingencies

        The Company has entered into license agreements to manufacture and market certain men's pants and shorts under the Kenneth Cole New York®, Reaction Kenneth Cole® and Claiborne® trademarks. The following is a schedule of future minimum royalty payments required under the license agreements at September 30, 2003 (in thousands):

Years Ending September 30,	Amount
2004	2,164
2005	2,758
2006	1,068
2007	114
2008	—
Thereafter	—

$6,104

        As of September 30, 2003, the Company had outstanding $36.0 million of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. As of September 30, 2003, the Company had entered into $7.0 million of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

        The Company has been named as a defendant in several legal actions arising from its operations in the normal course of business, including actions brought by certain terminated employees. Although exact settlement amounts, if any, related to these actions cannot accurately be predicted, the claims and damages alleged, the progress of the litigation to date, and past experience with similar litigation leads the Company to believe that any liability resulting from these actions and those described below will not individually, or collectively, have a material adverse effect on the Company.

        The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on a jury verdict of willful discrimination, plus pre- and post-judgment interest and attorneys' fees. The trial court judge reversed the jury's verdict and rendered a judgment in favor of the Company granting zero damages to the plaintiff. The plaintiff appealed the judgment to the Fifth Circuit Court of Appeals, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings. The Company believes that the Court of Appeals missed several key points of law, which were recognized by the original judgment in the trial court. In addition to defending the case as remanded for further proceedings to the trial court, the Company intends to seek review of this case by the United States Supreme Court.

        The Company also is a defendant in an action for trademark infringement, among other causes of action. Although the plaintiff in the case sought a preliminary injunction against the Company, the trial court ruled in favor of the Company and denied the injunction. On appeal, the United States Court of Appeals for the Ninth Circuit affirmed the trial court's decision in favor of the Company. Trial is currently scheduled to occur in February 2004. The parties met to mediate the case, but mediation was unsuccessful.

        During fiscal 2003, one attorney filed four separate suits against certain subsidiaries of the Company and alleged a total of approximately 2,200 former employees had been injured by airborne fibers and chemicals in certain of the Company's now closed facilities located in south Texas. (All proceedings in one suit naming over 2,100 plaintiffs are presently stayed due to the unrelated bankruptcy of one of the other defendants.) The Company believes, after taking discovery in the first of these four cases, that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for their allegations. In addition, the Company believes that it has meritorious defenses to the asserted claims. The Company intends to vigorously defend all of these suits.

        Two jury verdicts totaling $5.2 million have been returned against subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort. One of the verdicts was settled on September 30, 2002 for $1.3 million. In addition to the reduction of legal reserves discussed in Note 7, the Company also recorded a $1.0 million credit to selling, general and administrative expenses in fiscal 2002 due to a revision on the remaining litigation assessments. The other case is currently on appeal, as management and legal counsel believe the verdict in the lawsuit is both legally and factually incorrect.

7.     Business Reorganization

        The Company's strategy has been to source production internationally in order to remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers. The 2002 and 2001 reorganizations were the results of this strategy.

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

        In January 2002, the Company announced plans to close its cutting facility in Weslaco, Texas. Accordingly, the Company recorded a $1.0 million pre-tax charge to operations for reorganization costs in the second quarter of fiscal 2002. All 142 employees at the Weslaco facility were terminated in conjunction with the closure, which was completed in June 2002. The 2002 reorganization has been completed and actual amounts paid pursuant to the plan approximated the initial $1.0 million charge.

        In conjunction with the closure of the Edinburg, Texas manufacturing facility in fiscal 2001 (see 2001 Reorganization below), the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2.2 million reversal was recorded as a credit to reorganization costs in the statement of operations in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, the Company sold the facility for net cash proceeds of $2.5 million. The sale resulted in a pre-tax gain of approximately $0.3 million which was recorded in other income (expense), net.

        In September 2002, the Company announced plans to close one of its manufacturing facilities in the Dominican Republic. Accordingly, the Company recorded a $0.6 pre-tax million charge to operations for reorganization costs in the fourth quarter of fiscal 2002. All 341 employees at the facility were terminated in conjunction with the closure, which was completed in November 2002. Severance payments of $0.5 million and other employee termination and administrative costs of $0.1 million were paid during fiscal 2003.

        Also, in September 2002, the Company settled a pending lawsuit for $1.3 million related to a claim by a former employee of a closed facility for wrongful discharge. As a result of this settlement, the Company recorded a $3.2 million credit to reorganization costs in the fourth quarter of fiscal 2002.

        In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating 6 employees. As a result, the Company recorded a $1.0 million pre-tax charge to operations in selling, general and administrative expenses. The Company paid $0.8 million in severance payments during fiscal 2003, and periodic severance payments to these terminated employees will continue through January 2004. The remaining $0.2 million in severance payments have been included in accrued liabilities as of September 30, 2003.

2001 Reorganization

        In March 2001, the Company announced plans to close its manufacturing facility in Edinburg, Texas, and its operations in Japan. The Company recorded a $20.8 million charge to operations ($14.3 million after taxes) in the second quarter of fiscal 2001. The charge consisted of $8.6 million in legal costs, $8.1 million in employee termination and related costs, $3.1 million in plant and equipment impairments and $1.0 million in other asset write downs. A $0.7 million pre-tax reduction of the charges for the 2001 reorganization was credited to operations in the fourth quarter of fiscal 2001 as a result of lower than expected costs related to terminated employees and better than expected recoveries on equipment, offset by lower than anticipated recoveries on inventories and receivables in Japan.

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

        Severance and other employee related payments of $6.0 million had been made as of September 30, 2003.

        Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance September 30, 2003
Employee termination and related costs	$8.1	$(6.0)	$(1.2)	$0.9
Legal costs	8.6	(3.9)	(3.2)	1.5

8.     Employee Benefit Plans

        The Company provides a Profit Sharing and Savings Plan (the "Plan") to all eligible employees of the Company, as defined. Participants may contribute, subject to IRS limits, from 1% to 15% of their compensation to the Plan under Internal Revenue Code Section 401(k) ("401(k) Contributions"). Highly compensated employees, as defined, are limited to a maximum of 10% of their compensation under the Plan for tax-deferred contributions. Participant 401(k) Contributions are 100% vested at the date they are contributed. The Company matches 401(k) contributions, subject to IRS limits, up to 50% of each participant's 401(k) contribution (25% for Jerell employees) and up to 6% of the participant's compensation. The Company's matching 401(k) contributions vest over a period of three years. The Company also may make a discretionary profit sharing contribution as a percent of the participant's eligible compensation. The Company's discretionary profit sharing contributions vest over a period of seven years. The Company has contributed approximately $1.0 million, $1.6 million and $1.1 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

        The Company also has a health and welfare benefits program (the "Program") to provide eligible employees of the Company, as defined, with certain health and welfare benefits. Contributions are made by the Company, as defined by the Program trust agreement. The Company contributed $3.8 million, $4.1 million and $4.4 million to the trust for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

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

        The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments will have been accrued. The SERP liability, which is included in other non-current liabilities, was $4.3 million and $2.9 million at September 30, 2003 and 2002, respectively. The Company has established a trust to which the Company is contributing cash to purchase variable life insurance policies insuring each participant with the Company as beneficiary. During fiscal 2003, 2002 and 2001, the Company contributed $0.9, $1.3 million and $0.7 million, respectively, to the trust for the payment of premiums on variable life policies insuring two executive officers.

Split-Dollar Life Insurance Agreements

        During fiscal 1991, the Company entered into split-dollar life insurance agreements with trusts established by three former officers of the Company. Pursuant to these agreements, the Company is entitled to the cumulative premiums it has paid on the policies less the Company's interest in policy loans and related accrued interest. No further premiums are due on these policies. The Company's interest in the policies was $1.1 million at September 30, 2003 and 2002, which is net of $9.1 million in policy loans made to the Company bearing interest at 7.0%, and is recorded in other assets on the balance sheet. Interest expense for the years ended September 30, 2003 and 2002 was $0.6 million and $0.7 million, respectively, related to these policy loans.

Long-Term Incentive Plan

        The Company has had, since 1992, a long-term incentive plan which authorizes the grant of stock options to key employees. The options vest over a period of three to five years and expire ten years from the date of grant. The options are issued at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The long-term incentive plan allows for 1,750,000 shares to be granted. In October 2002, in accordance with the terms of the plan, this long-term incentive plan terminated and, accordingly, no further options may be granted under the plan.

        On May 1, 2003, the Company adopted a new stockholder approved long-term incentive plan which authorizes the Company to issue up to 575,000 additional shares in connection with options, restricted shares and rights without accompanying options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the market value of the common stock at the grant date. No options had been granted under the 2003 long-term incentive plan through September 30, 2003.

        The following table summarizes the changes in common stock options outstanding in fiscal 2003, 2002 and 2001:

	Shares	Weighted Average Exercise Price
Options outstanding as of September 30, 2000	1,587,365	$12.55
Options granted	6,000	$12.00
Options exercised	(8,002)	$11.00

Options outstanding as of September 30, 2001	1,585,363	$12.56
Options exercisable as of September 30, 2001	1,290,739	$12.87
Options granted	15,000	$14.05
Options exercised	(69,609)	$11.94
Options canceled	(109,979)	$12.57

Options outstanding as of September 30, 2002	1,420,775	$12.61
Options exercisable as of September 30, 2002	1,270,765	$12.74
Options granted	—	—
Options exercised	(58,000)	$12.21
Options canceled	(185,146)	$13.49

Options outstanding as of September 30, 2003	1,177,629	$12.51
Options exercisable as of September 30, 2003	1,157,229	$12.49

        The following table summarizes information about common stock options outstanding as of September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$11.00-$15.875	1,169,629	3.97	$12.44	1,149,229	$12.42
$23.00	8,000	1.36	$23.00	8,000	$23.00

	1,177,629		$12.51	1,157,229	$12.49

Stockholder Rights Agreement

        On October 10, 2002, the Company adopted a stockholder rights agreement ("Rights Agreement"). Pursuant to the Rights Agreement, each outstanding share of the Company's common stock is accompanied by one purchase right ("Right"). Each Right is exercisable only in the event of a proposed takeover, as defined by the Rights Agreement. The Company may redeem the rights at $0.01 per Right prior to the time that 15 percent of the Company's common stock has been acquired by a person or group. If the Company is acquired, as defined in the Rights Agreement, each Right will entitle its holder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock ("Preferred Stock") at a purchase price of $45.00 per one one-hundredth of a share, subject to adjustment as defined in the Rights Agreement.

        The Company has 250,000 shares of Preferred Stock reserved for issuance related to the Rights Agreement. The holders of Preferred Stock are entitled to cumulative quarterly dividends of $5.00 per share, subject to adjustments as defined in the Rights Agreement.

9.     Building Sales

        On July 16, 2003, the Company sold its corporate headquarters facility to a third party for net proceeds of approximately $15.0 million, resulting in a gain of $5.9 million ($3.7 million net of tax) which was recorded in other income (expense), net. On July 25, 2003, the Company used the proceeds from the sale to purchase an undivided interest in a new corporate headquarters facility for $13.7 million. This transaction qualifies as a Section 1031 like-kind exchange under the Internal Revenue Code. In conjunction with the sale of the current corporate headquarters facility, the Company also entered into a short-term lease with the buyer to occupy the current headquarters building through January 2004, when the Company plans to relocate its headquarters to the new facility. The Company also transferred $1.3 million of the proceeds from the sale to an escrow account to be used solely for capital improvements at the new corporate headquarters facility. The restricted cash balance is included in other assets.

        In March 2003, the Company sold the Edinburg, Texas manufacturing facility for net cash proceeds of $2.5 million. The sale resulted in a pre-tax gain of approximately $0.3 million which was recorded in other income (expense), net.

        In June 2002, the Company sold a manufacturing facility for net cash proceeds of $0.1 million and a $0.4 million note receivable bearing interest at 8.0% and payable in monthly installments with a balloon payment for the outstanding balance in June 2006. The sale resulted in a pre-tax gain of approximately $0.5 million, which was recorded in other income (expense), net.

10.   Segment Reporting

        The Company's three operating segments are business units that offer similar products through different distribution channels. The Company's wholesale segment designs, manufactures, imports and markets casual and dress men's and women's apparel to retailers throughout North America and the United Kingdom. The Company also operates two other segments, including the retail segment, which markets Haggar® branded products through 70 Company operated stores located in the Company's Dallas headquarters and in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company's trademarks for use by other manufacturers of specified products in specified geographic areas. The retail and licensing segments are not material for separate disclosure, and have been combined in the results below. The Company evaluates performance and allocates resources based on segment profits.

        Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales. Additionally, there is no profit included on sales from the wholesale segment to the retail segment. The accounting policies of the reportable segments are the same as those described in Note 1. Segment profit (loss) is comprised of segment net income before net interest expense, provision (benefit) for income taxes and cumulative effect of accounting change.

        The table below reflects the Company's segment results for all periods presented. The financial statements for the fiscal year ended September 30, 2001 have been revised to include these disclosures.

(In thousands)	Wholesale	Other	Consolidated
2003
Net sales	$435,844	$46,531	$482,375
Segment profit	17,163	1,101	18,264
2002
Net sales	$435,550	$46,281	$481,831
Segment profit (loss)	17,473	(37)	17,436
2001
Net sales	$403,126	$41,444	$444,570
Segment loss	(5,047)	(552)	(5,599)

        A reconciliation of total segment profit (loss) to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change is as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
Segment profit (loss)	$18,264	$17,436	$(5,599)
Interest expense, net	(2,535)	(3,600)	(5,140)

Consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	$15,729	$13,836	$(10,739)

        The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

11.   Related Party Transactions

        A director of the Company, who became a director in fiscal 2002, is a partner of a law firm that rendered various legal services for the Company during fiscal 2003, 2002 and 2001. The Company paid the law firm approximately $0.5 million, $0.6 million and $0.3 million for legal services during fiscal 2003, 2002 and 2001, respectively. There were $0.1 million in unpaid fees to the law firm at September 30, 2003, which were included in accrued liabilities. There were no amounts due to such firm from the Company as of September 30, 2002.

12.   Fair Value of Financial Instruments.

        The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these accounts. The carrying amounts and estimated fair values of other financial instruments, primarily long term debt, as of September 30, 2003 are listed in the following table:

	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Industrial Development Revenue Bonds	$2,200	$2,200
Senior notes	$7,142	$7,348

        The Industrial Development Revenue Bonds are variable-rate instruments and, as such, the carrying amount approximates the fair value of these instruments. The fair value of the senior notes is estimated by calculating the present value of the future cash flows at a current interest rate for a similar financial instrument. The current rates for other financial instruments did not vary materially from stated interest rates and, as such, the carrying value approximates the fair value of these instruments.

13.   Recently Issued and Adopted Financial Standards

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46,") "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51," which addresses consolidation of variable interest entities ("VIEs") to which the usual consolidation described in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of the interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date. An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements. The Company has adopted the interpretation and has determined it is not party to any VIEs that would require consolidation.

        In May 2003, the Emerging Issues Task Force of the FASB reached a consensus on Issue 01-8 ("EITF 01-8,") "Determining Whether an Arrangement Contains a Lease." Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant and equipment must be evaluated to determine whether they contain a lease. The Company enters into contracts for the cutting and assembly of its products that, depending on the facts and circumstances, could be subject to EITF 01-8. The new rules would be applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-8 on the Company's future results of operations and financial position will depend on the terms contained in contracts entered into or modified after such date.

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Directors and Shareholders
of Haggar Corp.:

        Our audits of the consolidated financial statements referred to in our report dated November 5, 2003 appearing in this 2003 Form 10-K of Haggar Corp., also included audits of the financial statement schedules as of September 30, 2003 and 2002, and for the years then ended, listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

        The 2001 financial statement schedule information of Haggar Corp. and Subsidiaries was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated November 1, 2001.

                      PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
November 5, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended September 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. For further discussion, see Exhibit 23(b) to this Form 10-K of which this report forms a part.

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
November 1, 2001

        SCHEDULE I

Haggar Corp. and Subsidiaries

Condensed Financial Information of Registrant
Haggar Corp. (Parent Company)
Balance Sheets
As of September 30, 2003 and 2002
(In thousands)

	2003	2002
ASSETS:
Investment in subsidiaries	$38,944	$38,451
Note receivable from Haggar Clothing Co.	176,247	162,440

Total assets	$215,191	$200,891

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Dividend payable and other current liabilities	$324	$321
Due to subsidiaries	61,450	56,849

Total current liabilities	61,774	57,170
STOCKHOLDERS' EQUITY:
Common stock	872	866
Additional paid-in capital	43,653	42,911
Retained earnings	134,016	125,439
Cumulative translation adjustment	(163)	(534)
Less—treasury stock	(24,961)	(24,961)

Total stockholders' equity	153,417	143,721

Total liabilities and stockholder's equity	$215,191	$200,891

        SCHEDULE I

Haggar Corp. and Subsidiaries

Condensed Financial Information of Registrant
Haggar Corp. (Parent Company)
Statements of Operations
For the Years Ended September 30, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001
Equity in earnings of subsidiaries	493	$(15,650)	$(14,428)
Interest income	13,807	12,726	9,081
Income tax provision	4,444	4,641	3,323

Net income (loss)	$9,856	$(7,565)	$(8,670)

        SCHEDULE I

Haggar Corp. and Subsidiaries

Condensed Financial Information of Registrant
Haggar Corp. (Parent Company)
Statements of Cash Flows
For the Year Ended September 30, 2003 and 2002
(In thousands)

	2003	2002
Net cash provided by operating activities	—	—
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—

        SCHEDULE II

Haggar Corp. and Subsidiaries

Valuation and Qualifying Accounts
As of September 30, 2003, 2002 and 2001
(In thousands)

	Balance at Beginning of Period	Charges to Costs and Expenses	Payments	Deductions and Other	Balance at End of Period
September 30, 2003:
Allowance for doubtful accounts	$381	$199	$—	$(160)	$420
September 30, 2002:
SFAS No. 109 valuation allowance	$291	$—	$—	$(291)	$—
Allowance for doubtful accounts	968	—	—	(587)	381
September 30, 2001:
SFAS No. 109 valuation allowance	$291	$—	$—	$—	$291
Allowance for doubtful accounts	785	183	—	—	968

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As discussed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2002, the Company changed certifying public accountants during fiscal 2002. Effective April 1, 2002, the Company engaged PricewaterhouseCoopers LLP as its independent auditors, replacing Arthur Andersen LLP.

ITEM 9A. CONTROLS AND PROCEDURES

        The Chief Executive Officer and Chief Financial Officer of the Company have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)), and have concluded that, as of the end of the period covered by this annual report on Form 10-K, such disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934. During the most recent fiscal quarter, there have not been any significant changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Part III, Item 10 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2004 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Part III, Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2004 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Part III, Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2004 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Part III, Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2004 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Part III, Item 14 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 2004 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

  Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1)     Financial Statements

Pages
Reports of Independent Auditors	33-34
Consolidated Balance Sheets, at September 30, 2003 and 2002	35
Consolidated Statements of Operations and Comprehensive Income, Years Ended September 30, 2003, 2002 and 2001	36
Consolidated Statements of Stockholders' Equity, Years Ended September 30, 2003, 2002 and 2001	37
Consolidated Statements of Cash Flows, Years Ended September 30, 2003, 2002 and 2001	38
Notes to Consolidated Financial Statements	39-56
  (2)
  Financial Statement Schedules

Reports of Independent Auditors	57-58
Schedule I—Condensed Financial Information of the Registrant—Haggar Corp. (Parent Company)	59-61
Schedule II—Valuation and Qualifying Accounts	62

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
10(i)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer. (Incorporated by reference from Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(j)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Frank D. Bracken, President. (Incorporated by reference from Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(k)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer. (Incorporated by reference from Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(l)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Tehle, Executive Vice President. (Incorporated by reference from Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(m)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Executive Vice President and Chief Financial Officer. (Incorporated by reference from Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(n)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Alan Burks, Executive Vice President. (Incorporated by reference from Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(o)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Alan Burks, Executive Vice President and Chief Marketing Officer. (Incorporated by reference from Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(p)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Roy, Executive Vice President. (Incorporated by reference from Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(q)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Roy, Executive Vice President of Operations. (Incorporated by reference from Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(r)
Second Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [File No. 0-20850].)
10(s)
First Amendment to Second Amended and Restated Credit Agreement, dated December 11, 2002, between the Company and JPMorgan Chase Bank, as Agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 [File No. 0-20850].)
10(t)
Second Amendment to Second Amended and Restated Credit Agreement dated June 6, 2003, between the Company and JPMorgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(u)
Haggar Clothing Co. Bonus Savings Plan, effective January 1, 1998. (Incorporated by reference from Exhibit 10(n) to the Company's Annual Report on Form 10-K for the quarter ended June 30, 2003 [File No. 0-20850].)

10(v)
Haggar Corp. Supplemental Executive Retirement Plan, effective October 1, 1999, and related Participant Agreements. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(w)
First Amendment to Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003. (Incorporated by reference from Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(x)
First Amendment to Trust Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Trustee. (Incorporated by reference from Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File 0-20850].)
10(y)
First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 15, 2003, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer. (Incorporated by reference from Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(z)
First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 15, 2003, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer. (Incorporated by reference from Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(aa)
Split Dollar Life Insurance Plan, effective October 1, 1999, and related Collateral Assignments and Participant Insurance Agreements. (Incorporated by reference from Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(ab)
First Amendment to Haggar Corp. Split-Dollar Insurance Plan dated February 14, 2003. (Incorporated by reference from Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(ac)
Wage Continuation Plan, effective October 1, 1999. (Incorporated by reference from Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(ad)
Settlement Agreement, dated February 17, 2003, by and among the Company, Thomas G. Kahn, Donald Kahn, Irving Kahn, Kahn Brothers & Co., Inc., a New York corporation, and the Kahn Brothers & Co. Profit Sharing Plan & Trust, a trust organized under the laws of New York. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 18, 2003 [File No. 0-20850].)

10(ae)
Settlement Agreement, dated February 17, 2003, by and among the Company, Mark E. Schwarz, Newcastle Capital Group, L.L.C., a Texas limited liability company, Newcastle Capital Management L.P., a Texas limited partnership, and Newcastle Partners, L.P. a Texas limited partnership. (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed February 18, 2003 [File No. 0-20850].)
10(af)
Commercial Contract—Improved Property effective as of February 14, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd. (Incorporated by reference from Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(ag)
First Amendment to Commercial Contract—Improved Property effective as of May 6, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd. (Incorporated by reference from Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(ah)
Commercial Contract—Improved Property effective as of May 9, 2003, between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(ai)
First Amendment to Commercial Contract—Improved Property effective as of June 3, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(aj)
Second Amendment to Commercial Contract—Improved Property effective as of July 8, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(ak)
Third Amendment to Commercial Contract—Improved Property effective as of July 9, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(al)
Fourth Amendment to Commercial Contract—Improved Property effective as of July 10, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(am)
Fifth Amendment to Commercial Contract—Improved Property effective as of July 15, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(an)
Sixth Amendment to Commercial Contract—Improved Property effective as of July 17, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ao)
Seventh Amendment to Commercial Contract—Improved Property effective as of July 18, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(ap)
Eighth Amendment to Commercial Contract—Improved Property effective as of July 21, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(aq)
Ninth Amendment to Commercial Contract—Improved Property effective as of July 23, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
21*	Subsidiaries of the Company.
23(a)*	Consent of PricewaterhouseCoopers LLP.
23(b)*	Notice regarding lack of consent of Arthur Andersen LLP.
31(a)*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31(b)*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32(a)*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

  *
  Filed herewith

  (b)
  Reports on Form 8-K

    During the last quarter of fiscal 2003, the Company filed a Current Report on Form 8-K on July 29, 2003, to announce the Company's third quarter earnings under Item 7 and to report updated financial projections under Item 9.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAGGAR CORP. (Registrant)
By:	/s/ DAVID M. TEHLE David M. Tehle, December 12, 2003 (Executive Vice President, Chief Financial Officer, Secretary, Treasurer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. M. HAGGAR, III J. M. Haggar, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 12, 2003
/s/ FRANK D. BRACKEN Frank D. Bracken	Director, President and Chief Operating Officer	December 12, 2003
/s/ DAVID M. TEHLE David M. Tehle	Executive Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 12, 2003
/s/ JOHN C. TOLLESON John C. Tolleson	Director	December 12, 2003
/s/ RAE F. EVANS Rae F. Evans	Director	December 12, 2003
/s/ DONALD E. GODWIN Donald E. Godwin	Director	December 12, 2003
/s/ RICHARD W. HEATH Richard W. Heath	Director	December 12, 2003
/s/ J. NEAL THOMAS J. Neal Thomas	Director	December 12, 2003
/s/ THOMAS G. KAHN Thomas G. Kahn	Director	December 12, 2003

INDEX TO EXHIBITS

Exhibit Number		Description
3(a	)
Third Amended and Fully Restated Articles of Incorporation. (Incorporated by reference from Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)
3(b	)
Amended and Restated Bylaws of the Company, as amended, dated October 10, 2002. (Incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed October 15, 2002 [File No. 0-20850].)
4(a	)
Specimen Certificate evidencing Common Stock (and Preferred Stock Purchase Right). (Incorporated by reference from Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)
4(b	)
Note Purchase Agreement dated December 22, 1994, among Haggar Apparel Company, Haggar Corp. and Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)
4(c	)
Note No. 1 dated December 22, 1994, in original principal amount of $10,500,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)
4(d	)
Note No. 2 dated December 22, 1994, in original principal amount of $6,500,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)
4(e	)
Note No. 3 dated December 22, 1994, in original principal amount of $4,800,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)
4(f	)
Note No. 4 dated December 22, 1994, in original principal amount of $2,200,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)
4(g	)
Note No. 5 dated December 22, 1994, in original principal amount of $1,000,000 executed by Haggar Apparel Company, as maker, and Haggar Corp., as guarantor, payable to Allstate Life Insurance Company. (Incorporated by reference from Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 [File No. 0-20850].)
4(h	)
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

4(i	)	Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)
4(j	)	Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)
10(a	)
Management Incentive Plan. (Incorporated by reference from Exhibit 10(b) to the Company's Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992 [Registration No. 33-52704].)
10(b	)
1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Pre-Effective Amendment No. 1 to Form S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)
10(c	)
First Amendment to the 1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 [File No. 0-20850].)
10(d	)
Second Amendment to the 1992 Long Term Incentive Plan, dated February 5, 1995. (Incorporated by reference from Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)
10(e	)
Third Amendment to 1992 Long Term Incentive Plan, dated February 10, 1999. (Incorporated by reference from Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)
10(f	)
Fourth Amendment to 1992 Long Term Incentive Plan, dated November 2, 1999. (Incorporated by reference from Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)
10(g	)
Fifth Amendment to 1992 Long Term Incentive Plan, dated April 27, 2000. (Incorporated by reference from Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)
10(h	)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and J. M. Haggar, III, Chief Executive Officer. (Incorporated by reference from Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(i	)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer. (Incorporated by reference from Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(j	)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Frank D. Bracken, President. (Incorporated by reference from Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(k	)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer. (Incorporated by reference from Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(l	)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Tehle, Executive Vice President. (Incorporated by reference from Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)

10(m	)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Executive Vice President and Chief Financial Officer. (Incorporated by reference from Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(n	)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Alan Burks, Executive Vice President. (Incorporated by reference from Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(o	)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Alan Burks, Executive Vice President and Chief Marketing Officer. (Incorporated by reference from Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(p	)
Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Roy, Executive Vice President. (Incorporated by reference from Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 [File No. 0-20850].)
10(q	)
First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Roy, Executive Vice President of Operations. (Incorporated by reference from Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(r	)
Second Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [File No. 0-20850].)
10(s	)
First Amendment to Second Amended and Restated Credit Agreement, dated December 11, 2002, between the Company and JPMorgan Chase Bank, as Agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 [File No. 0-20850].)
10(t	)
Second Amendment to Second Amended and Restated Credit Agreement dated June 6, 2003, between the Company and JPMorgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(u	)
Haggar Clothing Co. Bonus Savings Plan, effective January 1, 1998. (Incorporated by reference from Exhibit 10(n) to the Company's Annual Report on Form 10-K for the quarter ended June 30, 2003 [File No. 0-20850].)
10(v	)
Haggar Corp. Supplemental Executive Retirement Plan, effective October 1, 1999, and related Participant Agreements. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(w	)
First Amendment to Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003. (Incorporated by reference from Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(x	)
First Amendment to Trust Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Trustee. (Incorporated by reference from Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File 0-20850].)
10(y	)
First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 15, 2003, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer. (Incorporated by reference from Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(z	)
First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 15, 2003, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer. (Incorporated by reference from Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(aa	)
Split Dollar Life Insurance Plan, effective October 1, 1999, and related Collateral Assignments and Participant Insurance Agreements. (Incorporated by reference from Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(ab	)
First Amendment to Haggar Corp. Split-Dollar Insurance Plan dated February 14, 2003. (Incorporated by reference from Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(ac	)
Wage Continuation Plan, effective October 1, 1999. (Incorporated by reference from Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)
10(ad	)
Settlement Agreement, dated February 17, 2003, by and among the Company, Thomas G. Kahn, Donald Kahn, Irving Kahn, Kahn Brothers & Co., Inc., a New York corporation, and the Kahn Brothers & Co. Profit Sharing Plan & Trust, a trust organized under the laws of New York. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 18, 2003 [File No. 0-20850].)
10(ae	)
Settlement Agreement, dated February 17, 2003, by and among the Company, Mark E. Schwarz, Newcastle Capital Group, L.L.C., a Texas limited liability company, Newcastle Capital Management L.P., a Texas limited partnership, and Newcastle Partners, L.P. a Texas limited partnership. (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed February 18, 2003 [File No. 0-20850].)
10(af	)
Commercial Contract—Improved Property effective as of February 14, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd. (Incorporated by reference from Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(ag	)
First Amendment to Commercial Contract—Improved Property effective as of May 6, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd. (Incorporated by reference from Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)
10(ah	)
Commercial Contract—Improved Property effective as of May 9, 2003, between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ai	)
First Amendment to Commercial Contract—Improved Property effective as of June 3, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(aj	)
Second Amendment to Commercial Contract—Improved Property effective as of July 8, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(ak	)
Third Amendment to Commercial Contract—Improved Property effective as of July 9, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(al	)
Fourth Amendment to Commercial Contract—Improved Property effective as of July 10, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(am	)
Fifth Amendment to Commercial Contract—Improved Property effective as of July 15, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(an	)
Sixth Amendment to Commercial Contract—Improved Property effective as of July 17, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(ao	)
Seventh Amendment to Commercial Contract—Improved Property effective as of July 18, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(ap	)
Eighth Amendment to Commercial Contract—Improved Property effective as of July 21, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
10(aq	)
Ninth Amendment to Commercial Contract—Improved Property effective as of July 23, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)
21*		Subsidiaries of the Company.
23(a	)*	Consent of PricewaterhouseCoopers LLP.
23(b	)*	Notice regarding lack of consent of Arthur Andersen LLP.
31(a	)*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31(b	)*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32(a	)*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32(b	)*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

FORWARD LOOKING STATEMENTS
Part I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
Report of Independent Public Accountants
Haggar Corp. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)
Haggar Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts)
Haggar Corp. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands, except share and per share amounts)
Haggar Corp. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Haggar Corp. and Subsidiaries Notes to Consolidated Financial Statements September 30, 2003, 2002 and 2001
Report of Independent Auditors on Financial Statement Schedules
Report of Independent Public Accountants
Haggar Corp. and Subsidiaries Condensed Financial Information of Registrant Haggar Corp. (Parent Company) Balance Sheets As of September 30, 2003 and 2002 (In thousands)
Haggar Corp. and Subsidiaries Condensed Financial Information of Registrant Haggar Corp. (Parent Company) Statements of Operations For the Years Ended September 30, 2003, 2002 and 2001 (In thousands)
Haggar Corp. and Subsidiaries Condensed Financial Information of Registrant Haggar Corp. (Parent Company) Statements of Cash Flows For the Year Ended September 30, 2003 and 2002 (In thousands)
Haggar Corp. and Subsidiaries Valuation and Qualifying Accounts As of September 30, 2003, 2002 and 2001 (In thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Part III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS