Form 10-Q
period 2003-12-31
HAGGAR CORP
filed 2004-02-12
CIK 892533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003.

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

11511 Luna Road Dallas, Texas 75234
(Address of principal executive offices) (zip code)

Telephone Number: (214) 352-8481
(Registrant’s telephone number, including area code)

6113 Lemmon Avenue Dallas, Texas 75209
(Former name, former address and former fiscal year if changed since last report)

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

As of February 11, 2004, there were 6,771,344 shares of the Registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2003	September 30, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,866	$7,674
Accounts receivable, net	36,253	56,528
Inventories, net	99,061	96,959
Deferred tax asset	10,505	10,505
Other current assets	6,115	3,557
Total current assets	176,800	175,223

Property, plant and equipment, net	45,932	45,932
Goodwill, net	9,472	9,472
Other assets	6,287	7,580
Total assets	$238,491	$238,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,318	$26,245
Accrued liabilities	32,709	31,898
Accrued wages and other employee compensation	3,460	7,228
Current portion of long-term debt	3,671	3,671
Total current liabilities	69,158	69,042
Other non-current liabilities	10,171	9,554
Deferred tax liability	523	523
Long-term debt	2,000	5,671
Total liabilities	81,852	84,790

Commitments and contingencies

Stockholders’ equity:

Preferred stock – par value $0.10 per share; 250,000 shares authorized and no shares issued and outstanding at December 31, 2003 and September 30, 2003	—	—
Common stock – par value $0.10 per share; 25,000,000 shares authorized; 8,921,284 and 8,718,609 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	891	872
Additional paid-in capital	45,893	43,653
Foreign currency translation adjustment	(51)	(163)
Retained earnings	134,867	134,016
	181,600	178,378
Less – Treasury stock, 2,242,183 shares at cost at December 31, 2003 and September 30, 2003.	(24,961)	(24,961)
Total stockholders’ equity	156,639	153,417
Total liabilities and stockholders’ equity	$238,491	$238,207

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002

Net sales	$107,735	$113,907
Cost of goods sold	76,412	85,303
Gross profit	31,323	28,604
Selling, general and administrative expenses	(29,574)	(31,510)
Royalty income	254	373
Other income (expense), net	371	(52)
Interest expense	(457)	(735)
Income (loss) before provision (benefit) for income taxes	1,917	(3,320)

Provision (benefit) for income taxes	732	(1,315)

Net income (loss)	$1,185	$(2,005)

Other comprehensive income (loss):

Foreign currency translation adjustment	112	96

Comprehensive income (loss)	$1,297	$(1,909)

NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) – Basic and Diluted	$0.18	$(0.31)

Weighted average number of common shares outstanding
– Basic	6,561	6,429

– Diluted	6,726	6,429

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended December 31,
	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$1,185	$(2,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,639	2,257
Deferred tax benefit	—	(46)
Gain on the disposal of property, plant and equipment	(201)	—
Other	197	97
Changes in assets and liabilities:
Accounts receivable, net	20,275	16,405
Inventories, net	(2,102)	6,761
Other current assets	(2,558)	(2,923)
Accounts payable	4,002	5,364
Accrued liabilities	733	(6,233)
Accrued wages and other employee compensation	(3,768)	(3,653)
Other non-current liabilities	617	303
Net cash provided by operating activities	20,019	16,327

Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(1,519)	(232)
Proceeds from sale of property, plant and equipment	201	—
Decrease in restricted cash	1,287	—
Increase in other assets	(114)	(64)
Net cash used in investing activities	(145)	(296)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	15,000	55,000
Payments on long-term debt	(18,671)	(60,743)
Proceeds from exercise of employee stock options	2,252	—
Decrease in book overdrafts	(929)	(6,000)
Payments of cash dividends	(334)	(321)
Net cash used in financing activities	(2,682)	(12,064)

Increase in cash and cash equivalents	17,192	3,967
Cash and cash equivalents, beginning of period	7,674	4,124
Cash and cash equivalents, end of period	$24,866	$8,091

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Preparation

The consolidated balance sheet as of December 31, 2003, and the consolidated statements of operations and comprehensive income (loss) and cash flows for the three months ended December 31, 2003 and 2002, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  The consolidated balance sheet as of September 30, 2003 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 2003, and for all other periods presented, have been made.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting.  Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Accounting for Stock Based Compensation

The Company accounts for the long-term incentive plans under Accounting Principles Board Opinion No. 25.  As required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002

Net income (loss):
As reported	$1,185	$(2,005)
Add back: Stock-based employee compensation included in net income (loss) as reported, net of related tax effects	53	—
Less: Pro-forma stock-based employee compensation expense, net of related tax effects	(6)	(118)
Pro forma net income (loss)	1,232	(2,123)

Net income (loss) per common share:

Basic–
As reported	$0.18	$(0.31)
Pro forma	$0.19	$(0.33)

Diluted–
As reported	$0.18	$(0.31)
Pro forma	$0.18	$(0.33)

There were no options granted during the three months ended December 31, 2003 and 2002.

2.  Inventories, net

Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 2003, and September 30, 2003 (in thousands):

	December 31, 2003	September 30, 2003
Piece goods	$6,908	$7,664
Trimmings & supplies	3,357	3,660
Work-in-process	5,105	4,838
Finished garments	85,358	82,157
	100,728	98,319
Inventory reserves	(1,667)	(1,360)
Total inventories, net	$99,061	$96,959

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

3.  Long-Term Debt

Long-term debt consisted of the following at December 31, 2003, and September 30, 2003 (in thousands):

	December 31, 2003	September 30, 2003
Industrial Development Revenue Bonds	2,100	2,200
Senior notes	3,571	7,142
Total debt	5,671	9,342
Less – current portion	(3,671)	(3,671)
Long-term debt	$2,000	$5,671

As of December 31, 2003, the Company had no amounts outstanding under the $110.0 million unsecured revolving credit agreement (the “Agreement”).  The available borrowing capacity was restricted to $71.5 million at December 31, 2003, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity during the three months ended December 31, 2003. The interest rate was 4.00% during the three months ended December 31, 2003 and was based upon margins over a bank base rate.  The Agreement also bases interest rates on margins over LIBOR, depending on the borrowing option selected by the Company.  No LIBOR-based loans were made during the three months ended December 31, 2003.  The Agreement, which expires in June 2005, prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of December 31, 2003, the Company was in full compliance with its financial and other covenants.

Long-term debt also includes $3.6 million in senior notes.  Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments through fiscal 2005.  The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Long-term debt also includes $2.1 million in Industrial Development Revenue (“IDR”) bonds.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at December 31, 2003, was 1.32%.  The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006.  The Company plans to exercise the prepayment option, and to make principal payments of $0.1 million and $2.0 million in fiscal 2005 and 2006, respectively.  The IDR bonds are collateralized by certain buildings and equipment of $0.4 million as of December 31, 2003.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company.

4.  Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 69 Company operated stores located in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense and provision (benefit) for income taxes.

The table below reflects the Company’s segment results for the three months ended December 31, 2003 and 2002 (in thousands):

	Wholesale	Other	Consolidated

2003
Net sales	$92,410	$15,325	$107,735
Segment profit	$989	$1,385	$2,374

2002
Net sales	$100,343	$13,564	$113,907
Segment profit (loss)	$(3,350)	$765	$(2,585)

A reconciliation of total segment profit (loss) to consolidated income (loss) before provision (benefit) for income taxes is as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Segment profit (loss)	$2,374	$(2,585)
Interest expense	(457)	(735)
Consolidated income (loss) before provision (benefit) for income taxes	$1,917	$(3,320)

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

5.  Commitments and Contingencies

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

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency in fiscal 2003.  As of December 31, 2003, the Company included $0.5 million in other accrued liabilities related to the deficiency.  The remainder of the $0.9 million expected deficiency will be accrued using the straight line method through the end of the lease term.

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

The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on a jury verdict of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees.  The trial court judge reversed the jury’s verdict and rendered a judgment in favor of the Company granting zero damages to the plaintiff.  The plaintiff appealed the judgment to the United States Court of Appeals for the Fifth Circuit, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings. The Company believes that the Court of Appeals missed several key points of law, which were recognized by the original judgment in the trial court.  In addition to defending the case on remand to the trial court, the Company is seeking review of this case by the United States Supreme Court.

The Company also is a defendant in an action for trademark infringement, among other causes of action.  Although the plaintiff in the case sought a preliminary injunction, the trial court ruled in favor of the Company and denied the injunction.  On appeal, the United States Court of Appeals for the Ninth Circuit affirmed the trial court’s decision in favor of the Company.  The trial for this matter is currently scheduled to commence in February 2004.  The parties met to mediate the case, but mediation was unsuccessful.

During fiscal 2003, one attorney filed four separate suits against certain subsidiaries of the Company alleging that a total of approximately 2,200 former employees had been injured by airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one suit naming over 2,100 plaintiffs have been stayed due to the unrelated bankruptcy of one of the other defendants.  One suit, which named 71 plaintiffs, has been dismissed, but plaintiffs’ counsel is seeking reconsideration of the dismissal.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for their allegations.  In addition, the Company believes that it has meritorious defenses to the asserted claims.  The Company intends to vigorously defend all of these suits.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases are currently on appeal, as management and legal counsel believe the verdict in the lawsuit is both legally and factually incorrect.

6.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three months ended December 31, 2003 and 2002, such costs were $2.7 million and $3.2 million, respectively.

7.  Basic and Diluted Common Shares

The following table sets forth the computation of basic and diluted weighted average common shares (in thousands):

	Three Months Ended December 31,
	2003	2002

Weighted average common shares outstanding	6,561	6,429
Shares equivalents, due to stock options	165	—
Weighted average diluted shares outstanding	6,726	6,429

Options to purchase 8,000 shares, were excluded from the diluted earnings per share calculations for the three months ended December 31, 2003, because the options’ exercise prices were greater than the average market price of the common shares during the period.

Options to purchase 1,273,445 shares were excluded from the diluted earnings per share calculations for the three months ended December 31, 2002, due to the net loss recorded during the period.

8.  Dividends

During the first quarter of fiscal 2004, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 9, 2004, which will be paid on February 23, 2004.  The fourth quarter of fiscal 2003 dividend of approximately $0.3 million was paid in November 2003.

9.  Related Party Transactions

A director of the Company is a partner of a law firm that rendered various legal services to the Company during the three months ended December 31, 2003 and 2002. The Company paid the law firm approximately $0.4 million and $0.1 million for legal services during the three months ended December 31, 2003 and 2002, respectively.  There were $0.1 million in unpaid fees due to the law firm at September 30, 2003, which were included in accrued liabilities.  There were no amounts owed to the law firm at December 31, 2003.

10.  2001 Reorganization

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance December 31, 2003
Employee termination and related costs	$8.1	$(6.0)	$(1.2)	$0.9

Legal costs	8.6	(3.9)	(3.2)	1.5

No payments or adjustments were made during the first quarter of fiscal 2004.

11.  Recently Issued and Adopted Financial Accounting Standards

On December 23, 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003) ("SFAS No. 132"), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.”  SFAS No. 132 increases the existing disclosure requirements by requiring companies to disclose more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company is in the process of reviewing the new disclosure requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts contained in this report, including statements regarding the Company’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that the Company believes may affect its financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that could affect the results of the Company or the apparel industry generally and could cause the Company’s expected results to differ materially from those expressed in this Quarterly Report on Form 10-Q.  These risks, uncertainties and assumptions are described in “Item 1.  Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2003, and include, among other things:

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

Overview

The Company designs, manufactures, imports and markets casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests in the United States and abroad.  The Company’s operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels.  The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products.  The Company’s retail segment markets Haggar® branded products through 69 Company operated retail stores located in outlet malls throughout the United States.  The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the three months ended December 31, 2003.

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

Comparison of Three Months Ended December 31, 2003 to Three Months Ended December 31, 2002

Net Sales

Net sales decreased $6.2 million, or 5.4%, to $107.7 million for the first quarter of fiscal 2004, compared to net sales of $113.9 million for the first quarter of fiscal 2003.  The decrease in net sales is primarily attributable to a decrease in men’s wear closeout sales and reduced women’s wear sales during the first quarter of fiscal 2004.  The sales decrease related to a decrease in unit sales of approximately 11% and an increase in average sales price of approximately 6%, both due to the lower volume of off-price closeout sales.

Gross Profit

Gross profit as a percentage of net sales increased to 29.1% in the first quarter of fiscal 2004, compared to 25.1% in the first quarter of fiscal 2003.  The increase in gross profit percentage is primarily related to decreased lower-margin closeout sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 27.5% in the first quarter of fiscal 2004, compared to 27.7% in the first quarter of fiscal 2003.  The $1.9 million, or 6.1%, decrease in selling, general and administrative expenses primarily relates to a reduction in media advertising expense.  During the first quarter of fiscal 2003, the Company incurred the additional media advertising expense to introduce the Haggar® comfort fit waist pants.

Other Income (Expense), Net

Other income (expense), net, improved $0.4 million to $0.4 million in other income in the first quarter of fiscal 2004, compared to $52,000 in other expense in the first quarter of fiscal 2003.  The improvement was primarily due to a $0.2 million pre-tax gain on the sale of a property, as well as increased translation gains from foreign operations.

Interest Expense

Interest expense decreased $0.2 million, or 37.8%, to $0.5 million for the first quarter of fiscal 2004, compared to $0.7 million for the first quarter of fiscal 2003, primarily due to reduced borrowings under the Company’s revolving credit facility during the first quarter of fiscal 2004.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 38.2% for the first quarter of fiscal 2004.  Comparatively, the Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 39.6% for the first quarter of fiscal 2003.  The effective tax rates for the first quarters of fiscal 2004 and 2003 exceeded the statutory federal tax rate of 35% primarily as a result of state income taxes and certain permanent differences.

2001 Reorganization

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance December 31, 2003
Employee termination and related costs	$8.1	$(6.0)	$(1.2)	$0.9

Legal costs	8.6	(3.9)	(3.2)	1.5

No payments or adjustments were made during the first quarter of fiscal 2004.

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 69 Company operated stores located in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense and provision (benefit) for income taxes.

The table below reflects the Company’s segment results for the three months ended December 31, 2003 and 2002 (in thousands):

	Wholesale	Other	Consolidated

2003
Net sales	$92,410	$15,325	$107,735
Segment profit	$989	$1,385	$2,374

2002
Net sales	$100,343	$13,564	$113,907
Segment profit (loss)	$(3,350)	$765	$(2,585)

Wholesale Segment

Wholesale segment net sales decreased $7.9 million, or 7.9%, to $92.4 million for the first quarter of fiscal 2004, compared to $100.3 million for the first quarter of fiscal 2003.  The decrease in wholesale segment net sales during the first quarter of fiscal 2004 is primarily attributable to a decrease in men’s wear closeout sales to outlet store retailers, as well as decreased women’s wear sales.

Wholesale segment profit increased $4.3 million to a $1.0 million profit for the first quarter of fiscal 2004, compared to a $3.3 million loss for the first quarter of fiscal 2003.  The increase in segment profit is primarily attributable to an increase in gross profit due to a decrease in lower margin closeout sales, as well as decreased media advertising expense.

Other Segment

Other segment net sales increased $1.8 million, or 13.0%, to $15.3 million for the first quarter of fiscal 2004, compared to $13.6 million for the first quarter of fiscal 2003.  The increase in other segment net sales during the first quarter of fiscal 2004 is primarily attributable to increased sales at existing retail stores.

Other segment profit increased $0.6 million, or 81.0%, to $1.4 million for the first quarter of fiscal 2004, compared to $0.8 million for the first quarter of fiscal 2003.  The increase in other segment profit is primarily attributable to increased net sales at existing retail stores, combined with improved gross profit due to an improved product mix in the retail stores.

Goodwill Impairment

The ongoing evaluation for impairment of the goodwill related to the 1999 acquisition of the Company’s women’s wear subsidiary requires significant management estimation and judgment.  Changes in overall business strategy, negative industry or economic trends or actual results which do not meet the Company’s current plan for the Women’s Wear business may trigger a future impairment charge, which could negatively affect the Company’s results of operations in the period in which the charge is recorded.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under its unsecured revolving credit facility.  As of December 31, 2003, the Company had cash and cash equivalents of $24.9 million.

As of December 31, 2003, the Company had no amounts outstanding under the $110.0 million unsecured revolving credit agreement (the “Agreement”).  The available borrowing capacity was restricted to $71.5 million at December 31, 2003, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.1 million in commitment fees related to the available borrowing capacity during the three months ended December 31, 2003. The interest rate was 4.00% during the three months ended December 31, 2003 and was based upon margins over a bank base rate.  The Agreement also bases interest rates on margins over LIBOR, depending on the borrowing option selected by the Company.  No LIBOR-based loans were made during the three months ended December 31, 2003.  The Agreement, which expires in June 2005, prohibits the Company from pledging its accounts receivables and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of December 31, 2003, the Company was in full compliance with its financial and other covenants.

Long-term debt also includes $3.6 million in senior notes.  Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum and annual principal payments through fiscal 2005.  The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Long-term debt also includes $2.1 million in Industrial Development Revenue (“IDR”) bonds.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at December 31, 2003, was 1.32%.  The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006.  The Company plans to exercise the prepayment option, and to make principal payments of $0.1 million and $2.0 million in fiscal 2005 and 2006, respectively.  The IDR bonds are collateralized by certain buildings and equipment of $0.4 million as of December 31, 2003.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company.

During the first quarter of fiscal 2004, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 9, 2004, which will be paid on February 23, 2004.  The fourth quarter of fiscal 2003 dividend of approximately $0.3 million was paid in November 2003.

The Company has other contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Contractual Obligations And Commercial Commitments” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2003.  There have been no significant changes in the Company’s contractual obligations and commercial commitments since September 30, 2003.

Cash Flow Results for the Three Months Ended December 31, 2003

Net cash provided by operating activities increased $3.7 million, or 22.6%, to $20.0 million in the first quarter of fiscal 2004, compared to $16.3 million in the first quarter of fiscal 2003.  The increase was primarily due to the Company’s improved profitability when comparing the first quarter of fiscal 2004 to the first quarter of fiscal 2003, as well as improved collections on accounts receivable.  Changes in inventory and accrued liabilities are primarily related to the buildup of inventory earlier for the spring selling season.

Net cash used in investing activities decreased $0.2 million, or 51.0%, to $0.1 million in the first quarter of fiscal 2004, compared to $0.3 million in the first quarter of fiscal 2003.  The decrease was primarily due to proceeds of $0.2 million from the sale of a property during the first quarter of fiscal 2004.  Other cash used for investing activities during the first quarter of 2004 included an increase in capital expenditures of $1.3 million, primarily due to improvements of the new global headquarters facility, which were funded with $1.3 million in funds transferred from restricted cash.

Net cash used in financing activities decreased $9.4 million, or 77.8%, to $2.7 million in the first quarter of fiscal 2004 from $12.1 million in the first quarter of fiscal 2003.  The decrease was primarily due to proceeds from the exercise of employee stock options of $2.3 million, a $2.1 million reduction in net debt repayments and reduced cash book overdraft balances.

Recently Issued and Adopted Financial Accounting Standards

On December 23, 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003) ("SFAS No. 132"), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.”  SFAS No. 132 increases the existing disclosure requirements by requiring companies to disclose more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company is in the process of reviewing the new disclosure requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.  As of December 31, 2003, the Company’s exposure to interest rate risk was minimal due to the low level of variable rate debt.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-15(e) and 15d-15(e)), and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934.  During the most recent fiscal quarter, there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on a jury verdict of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees.  The trial court judge reversed the jury’s verdict and rendered a judgment in favor of the Company granting zero damages to the plaintiff.  The plaintiff appealed the judgment to the United States Court of Appeals for the Fifth Circuit, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings. The Company believes that the Court of Appeals missed several key points of law, which were recognized by the original judgment in the trial court.  In addition to defending the case on remand to the trial court, the Company is seeking review of this case by the United States Supreme Court.

The Company also is a defendant in an action for trademark infringement, among other causes of action.  Although the plaintiff in the case sought a preliminary injunction, the trial court ruled in favor of the Company and denied the injunction.  On appeal, the United States Court of Appeals for the Ninth Circuit affirmed the trial court’s decision in favor of the Company.  The trial for this matter is currently scheduled to commence in February 2004.  The parties met to mediate the case, but mediation was unsuccessful.

During fiscal 2003, one attorney filed four separate suits against certain subsidiaries of the Company alleging that a total of approximately 2,200 former employees had been injured by airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one suit naming over 2,100 plaintiffs have been stayed due to the unrelated bankruptcy of one of the other defendants.  One suit, which named 71 plaintiffs, has been dismissed, but plaintiffs’ counsel is seeking reconsideration of the dismissal.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for their allegations.  In addition, the Company believes that it has meritorious defenses to the asserted claims.  The Company intends to vigorously defend all of these suits.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases are currently on appeal, as management and legal counsel believe the verdict in the lawsuit is both legally and factually incorrect.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits.

31(a)                                              Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31(b)                                             Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32(a)                                              Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32(b)                                             Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

(b)         Reports on Form 8-K.

A Form 8-K was filed on November 4, 2003, under Item 9, the issuance of a press release announcing the Company’s fiscal 2003 fourth quarter and full year earnings and fiscal 2004 projected quarterly and annual operating results.  A copy of the press release announcing the operating results and including financial statements was attached as an exhibit and reported under Item 7 of the Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.,

Date: February 12, 2004	By:	/s/ David M. Tehle
David M. Tehle
(Executive Vice President, Chief Financial Officer, Secretary and Treasurer)

Signed on behalf of the registrant and as principal financial officer.

INDEX TO EXHIBITS

Exhibit Number	Description

31(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350