Form 10-Q
period 2004-03-31
HAGGAR CORP
filed 2004-05-12
CIK 892533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

As of May 11, 2004, there were 7,151,656 shares of the Registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2004	September 30, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,645	$7,674
Accounts receivable, net	68,593	56,528
Inventories, net	99,365	96,959
Deferred tax asset	10,505	10,505
Other current assets	5,791	3,557
Total current assets	190,899	175,223

Property, plant and equipment, net	45,411	45,932
Goodwill, net	9,472	9,472
Other assets	6,121	7,580
Total assets	$251,903	$238,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,349	$26,245
Accrued liabilities	34,558	31,898
Accrued wages and other employee compensation	5,323	7,228
Current portion of long-term debt	3,671	3,671
Total current liabilities	68,901	69,042
Other non-current liabilities	10,823	9,554
Deferred tax liability	523	523
Long-term debt	8,000	5,671
Total liabilities	88,247	84,790

Commitments and contingencies

Stockholders’ equity:
Preferred stock – par value $0.10 per share; 250,000 shares authorized and no shares issued and outstanding at March 31, 2004 or September 30, 2003	—	—
Common stock – par value $0.10 per share; 25,000,000 shares authorized; 9,386,746 and 8,718,609 shares issued at March 31, 2004 and September 30, 2003, respectively	939	872
Additional paid-in capital	52,752	43,653
Deferred compensation	(2,348)	—
Foreign currency translation adjustment	95	(163)
Retained earnings	137,179	134,016
	188,617	178,378

Less – Treasury stock, 2,242,183 shares at cost at March 31, 2004 and September 30, 2003	(24,961)	(24,961)
Total stockholders’ equity	163,656	153,417
Total liabilities and stockholders’ equity	$251,903	$238,207

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net sales	$132,071	$135,487	$239,805	$249,394
Cost of goods sold	95,168	100,638	171,580	185,921
Gross profit	36,903	34,849	68,225	63,473
Selling, general and administrative expenses	(32,492)	(32,012)	(62,067)	(63,543)
Royalty income	345	300	598	675
Other income, net	26	533	399	480
Interest expense	(459)	(648)	(916)	(1,383)
Income (loss) before provision (benefit) for income taxes	4,323	3,022	6,239	(298)

Provision (benefit) for income taxes	1,652	1,191	2,383	(124)

Net income (loss)	$2,671	$1,831	$3,856	$(174)

Other comprehensive income (loss):

Foreign currency translation adjustment	$146	$(111)	$258	$(15)

Comprehensive income (loss)	$2,817	$1,720	$4,114	$(189)

NET INCOME (LOSS) PER COMMON SHARE:

— Basic	$0.39	$0.29	$0.58	$(0.03)

— Diluted	$0.38	$0.29	$0.56	$(0.03)

Weighted average number of common shares outstanding:

— Basic	6,823	6,418	6,691	6,418

— Diluted	6,986	6,430	6,861	6,418

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended March 31,
	2004	2003

Cash Flows from Operating Activities
Net income (loss)	$3,856	$(174)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,119	4,232
Deferred tax expense	—	392
Gain on the disposal of property, plant and equipment	(227)	(279)
Stock-based compensation expense	140	—
Increase in cash surrender value of officers’ life insurance policies	(468)	—
Changes in assets and liabilities:
Accounts receivable, net	(11,965)	(4,289)
Inventories, net	(2,220)	2,841
Other current assets	(2,278)	(1,552)
Other assets	45	—
Accounts payable	1,583	1,878
Accrued liabilities	2,660	(8,420)
Accrued wages and other employee compensation	(1,905)	(1,797)
Other non-current liabilities	1,269	977
Net cash used in operating activities	(6,391)	(6,191)

Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(2,384)	(483)
Proceeds from sale of property, plant and equipment	227	2,493
Decrease in restricted cash	1,287	—
Proceeds from officers’ life insurance policies	471	—
Increase in other assets	—	107
Net cash provided by (used in) investing activities	(399)	2,117

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	56,000	157,000
Payments on long-term debt	(53,671)	(145,743)
Proceeds from exercise of employee stock options	6,678	—
Decrease in book overdrafts	(2,508)	(4,339)
Payments of cash dividends	(693)	(642)
Net cash provided by financing activities	5,806	6,276

Effect of exchange rates on cash and cash equivalents	(45)	(176)
Increase (decrease) in cash and cash equivalents	(1,029)	2,026
Cash and cash equivalents, beginning of period	7,674	4,124
Cash and cash equivalents, end of period	$6,645	$6,150

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Preparation

The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations and comprehensive income (loss) for the three months and six months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the six months ended March 31, 2004 and 2003, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  The consolidated balance sheet as of September 30, 2003 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 2004, and for all other periods presented, have been made.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting.  Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Accounting for Stock Based Compensation

The Company accounts for the long-term incentive plans under Accounting Principles Board Opinion No. 25.  As required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$2,671	$1,831	$3,856	$(174)
Add back: Stock-based compensation included in net income (loss) as reported, net of related tax effects	82	—	135	—
Less: Pro-forma stock-based compensation expense, net of related tax effects	(88)	(25)	(94)	(50)
Pro-forma net income (loss)	$2,665	$1,806	$3,897	$(224)
Net income (loss) per common share:

—Basic
As reported	$0.39	$0.29	$0.58	$(0.03)
Pro forma	$0.39	$0.28	$0.58	$(0.03)

—Diluted
As reported	$0.38	$0.29	$0.56	$(0.03)
Pro forma	$0.38	$0.28	$0.57	$(0.03)

On March 11, 2004, the Company granted 15,000 options to certain directors.  The options vest over three years.  The fair value of the option grants of $7.50 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 2.72%; expected lives of 5.53 years; expected volatility of 45.27% and an expected dividend rate of $0.20.

In the second quarter of fiscal 2004, 125,000 shares of restricted stock with fair values ranging from $19.69 — $19.85 per share were granted to certain officers and directors of the Company under the Company’s long-term incentive plan adopted in fiscal 2003.  The shares have dividend rights and voting rights, but are subject to restrictions on transfer and risk of forfeiture until vested.  The shares vest in three equal annual installments.  The Company recorded deferred compensation of $2.5 million related to the grants in stockholders’ equity, which will be amortized as expense on a straight-line basis over the vesting periods of the awards.

Reclassifications

Certain items in the prior period presentation have been reclassified to current period presentation.

2.  Inventories, net

Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 2004, and September 30, 2003 (in thousands):

	March 31, 2004	September 30, 2003
Piece goods	$7,984	$7,664
Trimmings & supplies	2,951	3,660
Work-in-process	4,699	4,838
Finished garments	85,137	82,157
	100,771	98,319
Inventory reserves	(1,406)	(1,360)
Total inventories, net	$99,365	$96,959

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

3.  Long-Term Debt

Long-term debt consisted of the following at March 31, 2004, and September 30, 2003 (in thousands):

	March 31, 2004	September 30, 2003
Borrowings under revolving credit line	$6,000	$—
Industrial Development Revenue Bonds	2,100	2,200
Senior notes	3,571	7,142
Total debt	11,671	9,342
Less – current portion	(3,671)	(3,671)
Long-term debt	$8,000	$5,671

As of March 31, 2004, the Company had $6.0 million outstanding under a $110.0 million unsecured revolving credit agreement (the “Agreement”).  The available borrowing capacity was restricted to $68.0 million at March 31, 2004, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.3 million in commitment fees related to the available borrowing capacity during the six months ended March 31, 2004. The interest rates ranged from 2.34% to 4.00% during the six months ended March 31, 2004, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company.  The Agreement, which expires in June 2005, prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of March 31, 2004, the Company was in full compliance with its financial and other covenants.

Long-term debt also includes $3.6 million in senior notes at March 31, 2004.  Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum with the final principal payment of $3.6 million due on October 30, 2004.  The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Long-term debt also includes $2.1 million in Industrial Development Revenue (“IDR”) bonds at March 31, 2004.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at March 31, 2004, was 1.06%.  The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006.  The Company plans to exercise the prepayment option, and to make principal payments of $0.1 and $2.0 million in fiscal 2005 and 2006, respectively.  The IDR bonds are collateralized by certain buildings and equipment of $0.3 million as of March 31, 2004.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company.

4.  Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 68 Company operated stores located in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense and provision (benefit) for income taxes.

The table below reflects the Company’s segment results for the three and six months ended March 31, 2004 and 2003 (in thousands):

Three Months Ended March 31,	Wholesale	Retail and Licensing	Consolidated
2004
Net sales	$122,053	$10,018	$132,071
Segment profit (loss)	$5,064	$(282)	$4,782

2003
Net sales	$126,744	$8,743	$135,487
Segment profit (loss)	$4,635	$(965)	$3,670

Six Months Ended March 31,	Wholesale	Retail and Licensing	Consolidated
2004
Net sales	$214,462	$25,343	$239,805
Segment profit	$6,052	$1,103	$7,155

2003
Net sales	$227,087	$22,307	$249,394
Segment profit (loss)	$1,285	$(200)	$1,085

A reconciliation of total segment profit (loss) to consolidated income (loss) before provision (benefit) for income taxes is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Segment profit	$4,782	$3,670	$7,155	$1,085
Interest expense	(459)	(648)	(916)	(1,383)
Consolidated income (loss) before provision (benefit) for income taxes	$4,323	$3,022	$6,239	$(298)

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

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency in fiscal 2003.  As of March 31, 2004, the Company included $0.6 million in other accrued liabilities related to the deficiency.  The remainder of the $0.9 million expected deficiency will be accrued using the straight line method through the end of the lease term.

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

During March 2004, the Company reached a settlement agreement related to an action for trademark infringement.  Under the terms of the settlement, the Company paid $0.6 million to the plaintiff, which the Company had accrued in fiscal 2003, net of anticipated insurance proceeds, based on the Company’s estimated range of probable loss.   In April 2004, the Company received reimbursement for a portion of the settlement from an insurer of $0.3 million.  The Company does not anticipate additional reimbursement for the remainder of the settlement.

The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on a jury verdict of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees.  The trial court judge reversed the jury’s verdict and rendered a judgment in favor of the Company granting zero damages to the plaintiff.  The plaintiff appealed the judgment to the United States Court of Appeals for the Fifth Circuit, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings.  On February 23, 2004, the United States Supreme Court denied the Company’s request for review of the case.  As of March 31, 2004, the Company recorded $0.5 million based on the estimated range of probable loss in this case, which was included in accrued liabilities.

One attorney has filed five separate suits against certain subsidiaries of the Company alleging injuries to approximately 2,200 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one suit naming over 2,100 plaintiffs have been stayed due to the unrelated bankruptcy of one of the other defendants.  Another suit, which named 71 plaintiffs, has been dismissed, but plaintiffs’ counsel has sought reconsideration of the dismissal; the Company is awaiting a decision by the trial court.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for their allegations.  In addition, the Company believes that it has meritorious defenses to all of the asserted claims.  The Company intends to vigorously defend all of these suits.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases are currently on appeal, as management and legal counsel believe the verdicts in the lawsuits are both legally and factually incorrect.

6.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three and six months ended March 31, 2004, such costs were $3.2 million and $5.9 million, respectively.  For the three and six months ended March 31, 2003, such costs were $3.2 million and $6.5 million, respectively.

7.   Basic and Diluted Common Shares

The following table sets forth the computation of basic and diluted weighted average common shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Weighted average common shares outstanding	6,823	6,418	6,691	6,418
Shares equivalents, due to stock options and restricted stock	163	12	170	—
Weighted average diluted shares outstanding	6,986	6,430	6,861	6,418

8.  Dividends

During the second quarter of fiscal 2004, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 10, 2004, which will be paid on May 24, 2004.  The first quarter of fiscal 2004 dividend of approximately $0.3 million was paid in February 2004.

9.  Related Party Transactions

A director of the Company is a partner of a law firm that rendered various legal services to the Company during the three and six months ended March 31, 2004 and 2003.  The Company paid the law firm approximately $0.3 million and $0.7 million for legal services during the three and six months ended March 31, 2004, respectively.  The Company paid the law firm approximately $0.2 million and $0.3 million for legal services during the three and six months ended March 31, 2003, respectively.  There were $0.2 million and $0.1 million in unpaid fees due to the law firm at March 31, 2004 and September 30, 2003, respectively which were included in accrued liabilities.

10.  2001 Reorganization

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance March 31, 2004
Employee termination and related costs	$8.1	$(6.0)	$(1.2)	$0.9

Legal costs	8.6	(3.9)	(3.2)	1.5

No payments or adjustments were made during the six months ended March 31, 2004.

11.  Recently Issued and Adopted Financial Accounting Standards

On March 23, 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003) (“SFAS No. 132”), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.”  SFAS No. 132 increases the existing disclosure requirements by requiring companies to disclose more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after March 15, 2003. The Company has determined that no additional disclosures are required due to the immateriality of the Company’s pension plan assets and benefit obligations.

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

Overview

The Company designs, manufactures, imports and markets casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests, in the United States and abroad.  The Company’s operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels.  The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products.  The Company’s retail segment markets Haggar® branded products through 68 Company operated retail stores located in outlet malls throughout the United States.  The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the six months ended March 31, 2004.

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

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Net Sales

Net sales decreased $3.4 million, or 2.5%, to $132.1 million for the second quarter of fiscal 2004, compared to net sales of $135.5 million for the second quarter of fiscal 2003.  The decrease in net sales is primarily attributable to reduced private label sales and decreased Claiborne® sales due to decreased orders for casual pants during the second quarter of fiscal 2004.  The overall sales decrease related to an increase in unit sales of approximately 0.4% and a decrease in average sales price of approximately 2.9%.

Gross Profit

Gross profit as a percentage of net sales increased to 27.9% in the second quarter of fiscal 2004, compared to 25.7% in the second quarter of fiscal 2003.  The increase in gross profit percentage is primarily related to improved margins on women’s wear sales due to the addition of higher volume replenishment pant programs and reduced fixed overhead costs for the women’s division, gross margin contribution from the Company’s new Kenneth Cole® licensed products and lower negotiated costs for men’s private label products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 24.6% in the second quarter of fiscal 2004, compared to 23.6% in the second quarter of fiscal 2003.  The $0.5 million, or 1.5%, increase in selling, general and administrative expenses is primarily due to $0.7 million in one-time expenses incurred due to the global headquarters relocation and a $0.7 million increase in media advertising expense due to the timing of programs as compared to the prior quarter.  These increases were partially offset by a net decrease in legal expenses of $0.9 million, as the second quarter of fiscal 2003 included both $0.9 million in fees related to a proxy contest as well as a settlement with one of the Company’s former landlords for $0.5 million.  During the second quarter of fiscal 2004, the Company’s legal costs included expenses to record a probable loss in a wrongful termination suit of $0.5 million.

Other Income (Expense), Net

Other income (expense), net, decreased $0.5 million to $26,000 in other income in the second quarter of fiscal 2004, compared to $0.5 million in other income in the second quarter of fiscal 2003.  The second quarter of fiscal 2003 includes a gain on the sale of the Edinburg, Texas manufacturing facility of $0.3 million.

Interest Expense

Interest expense decreased $0.2 million, or 29.2%, to $0.5 million for the second quarter of fiscal 2004, compared to $0.7 million for the second quarter of fiscal 2003, primarily due to reduced borrowings under the Company’s revolving credit facility during the second quarter of fiscal 2004.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax was 38.2% for the second quarter of fiscal 2004.  Comparatively, the Company’s income tax provision as a percentage of income before income tax was 39.4% for the second quarter of fiscal 2003.  The decrease in the effective tax rate was primarily due to an increase in estimated annual earnings before tax for fiscal 2004 as compared to fiscal 2003, as well as a reduction of estimated unfavorable permanent differences for fiscal 2004 as compared to the amount used in the effective tax rate calculation at March 31, 2003.

Comparison of Six Months Ended March 31, 2004 to Six Months Ended March 31, 2003

Net Sales

Net sales decreased $9.6 million, or 3.8%, to $239.8 million for the six months ended March 31, 2004, compared to net sales of $249.4 million for the six months ended March 31, 2003.  The decrease in net sales is primarily attributable to a decrease in men’s wear closeout sales, reduced women’s wear sales and decreased Claiborne® sales due to decreased orders for casual pants during the six months ended March 31, 2004.  Unit sales decreased 4.5% while the average sales price increased 0.7%.

Gross Profit

Gross profit as a percentage of net sales increased to 28.5% in the six months ended March 31, 2004, compared to 25.5% in the six months ended March 31, 2003.  The increase in gross profit percentage is primarily related to decreased lower-margin closeout sales, improved margins on women’s wear sales due to the addition of higher volume replenishment pant programs and reduced fixed overhead costs for the women’s division, gross margin contribution from the Company’s new Kenneth Cole® licensed products and lower negotiated costs for men’s private label products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 25.9% in the six months ended March 31, 2004, compared to 25.5% in the six months ended March 31, 2003.  The $1.5 million, or 2.3%, decrease in selling, general and administrative expenses primarily relates to a net decrease in media advertising expense of $1.4 million, as the prior period included costs to introduce the Haggar® comfort fit waist pants, and a net decrease in legal expenses of $0.9 million, as the prior period included both $1.2 million in fees related to a proxy contest as well as a settlement with one of the Company’s former landlords for $0.5 million.  During the second quarter of fiscal 2004, the Company’s legal costs included expenses to record probable losses in a wrongful termination suit of $0.5 million and other legal and professional fees.  The decreases were partially offset by $0.8 million in one-time expenses incurred due to the global headquarters relocation.

Other Income

Other income decreased $0.1 million to $0.4 million during the six months ended March 31, 2004, compared to $0.5 million for the six months ended March 31, 2003.  The prior period includes a gain on the sale of the Edinburg, Texas manufacturing facility of $0.3 million, while the current period includes a gain on the sale of another property of $0.2 million.

Interest Expense

Interest expense decreased $0.5 million, or 33.8%, to $0.9 million for the six months ended March 31, 2004, compared to $1.4 million for the six months ended March 31, 2003, primarily due to significantly reduced debt levels throughout the six months ended March 31, 2004 combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax benefit as a percentage of loss before income tax and cumulative effect of accounting change was 38.2% for the six months ended March 31, 2004.  Comparatively, the Company’s income tax benefit as a percentage of loss before income tax and cumulative effect of accounting change was 41.6% for the six months ended March 31, 2003.  The decrease in the effective tax rate was primarily due to an increase in estimated annual earnings before tax for fiscal 2004 as compared to fiscal 2003, as well as a reduction of estimated unfavorable permanent differences for fiscal 2004 as compared to the amount used in the effective tax rate calculation at March 31, 2003.

2001 Reorganization

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance March 31, 2004
Employee termination and related costs	$8.1	$(6.0)	$(1.2)	$0.9

Legal costs	8.6	(3.9)	(3.2)	1.5

No payments or adjustments were made during the six months ended March 31, 2004.

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America and the United Kingdom.  The Company also operates a retail segment, which markets Haggar® branded products through 68 Company operated stores located in outlet malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The retail and licensing segments are not material for separate disclosure, and have been combined in the results below.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income before interest expense and provision (benefit) for income taxes.

The table below reflects the Company’s segment results for the three and six months ended March 31, 2004 and 2003:

Three Months Ended March 31,	Wholesale	Retail and Licensing	Consolidated
2004
Net sales	$122,053	$10,018	$132,071
Segment profit (loss)	$5,064	$(282)	$4,782

2003
Net sales	$126,744	$8,743	$135,487
Segment profit (loss)	$4,635	$(965)	$3,670

Six Months Ended March 31,	Wholesale	Retail and Licensing	Consolidated
2004
Net sales	$214,462	$25,343	$239,805
Segment profit	$6,052	$1,103	$7,155

2003
Net sales	$227,087	$22,307	$249,394
Segment profit (loss)	$1,285	$(200)	$1,085

Wholesale Segment

Wholesale segment net sales decreased $4.7 million, or 3.7%, to $122.1 million for the second quarter of fiscal 2004, compared to $126.7 million for the second quarter of fiscal 2003.  The decrease in wholesale segment net sales during the second quarter of fiscal 2004 is primarily attributable to reduced private label sales and decreased Claiborne® sales due to decreased orders for casual pants during the second quarter of fiscal 2004.

Wholesale segment net sales decreased $12.6 million, or 5.6%, to $214.5 million for the six months ended March 31, 2004, compared to $227.1 million for the six months ended March 31, 2003.  The decrease in wholesale segment net sales is primarily attributable to a decrease in men’s wear closeout sales, reduced women’s wear sales and decreased Claiborne® sales due to decreased orders for casual pants during the second quarter of fiscal 2004.

Wholesale segment profit increased $0.5 million, or 9.3% to $5.1 million for the second quarter of fiscal 2004, compared to $4.6 million profit for the second quarter of fiscal 2003.  The increase in segment profit is primarily attributable to improved margins on women’s wear sales due to the addition of higher volume replenishment pant programs and reduced fixed overhead costs for the women’s division, gross margin contribution from the Company’s new Kenneth Cole® licensed products and lower negotiated costs for men’s private label products.

Wholesale segment profit increased $4.8 million to $6.1 million for the six months ended March 31, 2004, compared to $1.3 million for the six months ended March 31, 2003.  The increase in segment profit is primarily attributable to improved margins due to decreased lower-margin closeout sales and improved margins for men’s private label lines and women’s wear products. The increase in wholesale segment profit is also due to lower selling, general and administrative expenses, as the prior period included strategic media advertising expense to introduce the Haggar® comfort fit waist pants.

Retail and Licensing Segments

Retail and licensing segments net sales increased $1.3 million, or 14.6%, to $10.0 million for the second quarter of fiscal 2004, compared to $8.7 million for the second quarter of fiscal 2003.  The increase in retail and licensing segments net sales during the second quarter of fiscal 2004 is primarily attributable to increased sales at existing retail stores.

Retail and licensing segments net sales increased $3.0 million, or 13.6%, to $25.3 million for the six months ended March 31, 2004, compared to $22.3 million for the six months ended March 31, 2003.  The increase in retail and licensing segments net sales during the six months ended March 31, 2004 is primarily attributable to increased sales at existing retail stores.

Retail and licensing segments loss decreased $0.7 million, or 70.8%, to a $0.3 million loss for the second quarter of fiscal 2004, compared to a $1.0 million loss for the second quarter of fiscal 2003.  The decrease in retail and licensing segments loss is primarily attributable to increased net sales at existing retail stores, combined with improved gross profit due to an improved product mix in the retail stores and fewer closeout sales at retail.

Retail and licensing segments profit increased $1.3 million to a $1.1 million profit for the six months ended March 31, 2004 compared to a $0.2 million loss for the six months ended March 31, 2003.  The increase in retail and licensing segments profit is primarily attributable to increased net sales at existing retail stores, combined with improved gross profit due to an improved product mix in the retail stores and fewer closeout sales at retail.

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

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under its unsecured revolving credit facility.  As of March 31, 2004, the Company had cash and cash equivalents of $6.6 million.

As of March 31, 2004, the Company had $6.0 million outstanding under a $110.0 million unsecured revolving credit agreement (the “Agreement”).  The available borrowing capacity was restricted to $68.0 million at March 31, 2004, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.3 million in commitment fees related to the available borrowing capacity during the six months ended March 31, 2004. The interest rates ranged from 2.34% to 4.00% during the six months ended March 31, 2004, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company.  The Agreement, which expires in June 2005, prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of March 31, 2004, the Company was in full compliance with its financial and other covenants.

Long-term debt also includes $3.6 million in senior notes.  Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum with the final principal payment of $3.6 million due on October 30, 2004.  The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Long-term debt also includes $2.1 million in Industrial Development Revenue (“IDR”) bonds.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at March 31, 2004, was 1.06%.  The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006.  The Company plans to exercise the prepayment option, and to make principal payments of $0.1 and $2.0 million in fiscal 2005 and 2006, respectively.  The IDR bonds are collateralized by certain buildings and equipment of $0.3 million as of March 31, 2004.

Certain of the Company’s long-term debt facilities contain restrictions on the ability of the Company’s subsidiaries to transfer funds to the Company.

During the second quarter of fiscal 2004, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 10, 2004, which will be paid on May 24, 2004.  The first quarter of fiscal 2004 dividend of approximately $0.3 million was paid in February 2004.

The Company has other contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Contractual Obligations And Commercial Commitments” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 12, 2003.  There have been no material changes in the Company’s contractual obligations and commercial commitments since September 30, 2003.

Cash Flow Results for the Six Months Ended March 31, 2004

Net cash used in operating activities increased $0.2 million to $6.4 million during the six months ended March 31, 2004, compared to $6.2 million during the six months ended March 31, 2003.  Increased cash flows due to the Company’s improved profitability when comparing the six months ended March 31, 2004 to the six months ended March 31, 2003 were offset by increased accounts receivable due to a higher volume of shipments toward the end of the period.  Changes in inventory and accrued liabilities are primarily due to the timing of receipt of inventory for some men’s private label programs.

The Company used $0.4 million in investing activities during the six months ended March 31, 2004, compared to cash provided by investing activities of $2.1 during the six months ended March 31, 2003.  Investing activities for the six months ended March 31, 2004 included an additional $2.0 million related to capital improvements of the new global headquarters facility, $1.3 million of which were financed with funds transferred from restricted cash.  Investing activities for the six months ended March 31, 2003 included $2.5 million in proceeds from the sale of the Company’s Edinburg, Texas manufacturing facility.

Net cash provided by financing activities decreased $0.5 million, or 7.5%, to $5.8 million in the six months ended March 31, 2004 from $6.3 million in the six months ended March 31, 2003.  The decrease was primarily due to a reduction in net borrowings during the six-month period for fiscal 2004, offset in part by proceeds from the exercise of employee stock options.

Recently Issued and Adopted Financial Accounting Standards

On March 23, 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003) (“SFAS No. 132”), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.”  SFAS No. 132 increases the existing disclosure requirements by requiring companies to disclose more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after March 15, 2003. The Company has determined that no additional disclosures are required due to the immateriality of the Company’s pension plan assets and benefit obligations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.  As of March 31, 2004, the Company’s exposure to interest rate risk was minimal due to the low level of variable rate debt.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-15(e) and 15d-15(e)), and have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934.  During the most recent fiscal quarter, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During March 2004, the Company reached a settlement agreement related to an action for trademark infringement.  Under the terms of the settlement, the Company paid $0.6 million to the plaintiff, which the Company had accrued in fiscal 2003, net of anticipated insurance proceeds, based on the Company’s estimated range of probable loss.   In April 2004, the Company received reimbursement for a portion of the settlement from an insurer of $0.3 million.  The Company does not anticipate additional reimbursement for the remainder of the settlement.

The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on a jury verdict of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees.  The trial court judge reversed the jury’s verdict and rendered a judgment in favor of the Company granting zero damages to the plaintiff.  The plaintiff appealed the judgment to the United States Court of Appeals for the Fifth Circuit, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings.  On February 23, 2004, the United States Supreme Court denied the Company’s request for review of the case.  As of March 31, 2004, the Company recorded $0.5 million based on the estimated range of probable loss in this case, which was included in accrued liabilities.

One attorney has filed five separate suits against certain subsidiaries of the Company alleging injuries to approximately 2,200 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one suit naming over 2,100 plaintiffs have been stayed due to the unrelated bankruptcy of one of the other defendants.  Another suit, which named 71 plaintiffs, has been dismissed, but plaintiffs’ counsel has sought reconsideration of the dismissal; the Company is awaiting a decision by the trial court.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for their allegations.  In addition, the Company believes that it has meritorious defenses to all of the asserted claims.  The Company intends to vigorously defend all of these suits.

Jury verdicts in two cases totaling approximately $1.7 million the aggregate were returned in fiscal 2000 against subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases are currently on appeal, as management and legal counsel believe the verdicts in the lawsuits is both legally and factually incorrect.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on March 11, 2004. At such meeting, J.M. Haggar, III, Richard W. Heath and James Neal Thomas were elected to serve as Class II directors of the Company for a three year term and until their respective successors are elected and qualified. Of the 5,768,130 shares represented at the meeting in person or by proxy, Mssrs. Haggar, Heath and Thomas received 5,510,386, 5,431,660 and 5,431,560 votes, respectively, for their election as Class II directors.  Of the shares represented, 257,744, 336,470 and 336,570 shares withheld vote for the election of Mssrs. Haggar, Heath and Thomas, respectively.  The other directors whose terms of office continued after the meeting are as follows: Rae F. Evans, Donald E. Godwin, Thomas G. Kahn and John C. Tolleson.

The stockholders also ratified the selection of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ended September 30, 2004.  The votes with respect to this resolution were 5,605,046 for the resolution and 161,626 against, with 1,458 shares abstaining on the matter.

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

(b)         Reports on Form 8-K.

A Form 8-K was filed on January 27, 2004, reporting, under Item 7, the issuance of a press release announcing the Company’s fiscal 2004 first quarter earnings and fiscal 2004 projected quarterly and annual operating results.  A copy of the press release announcing the operating results and including financial statements was attached as an exhibit and reported under Item 9 of the Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.

Date: May 12, 2004

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