Form 10-Q
period 2004-06-30
HAGGAR CORP
filed 2004-08-11
CIK 892533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

As of August 10, 2004, there were 7,203,322 shares of the Registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2004	September 30, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,687	$7,674
Accounts receivable, net	51,790	56,528
Inventories, net	96,164	96,959
Deferred tax asset	10,505	10,505
Other current assets	5,116	3,557
Total current assets	184,262	175,223

Property, plant and equipment, net	44,559	45,932
Goodwill, net	9,472	9,472
Other assets	7,142	7,580
Total assets	$245,435	$238,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,837	$26,245
Accrued liabilities	35,373	31,898
Accrued wages and other employee compensation	6,167	7,228
Current portion of long-term debt	3,673	3,671
Total current liabilities	66,050	69,042
Other non-current liabilities	10,782	9,554
Deferred tax liability	523	523
Long-term debt	2,000	5,671
Total liabilities	79,355	84,790

Commitments and contingencies

Stockholders’ equity:
Preferred stock – par value $0.10 per share; 250,000 shares authorized and no shares issued and outstanding at June 30, 2004 or September 30, 2003	—	—
Common stock – par value $0.10 per share; 25,000,000 shares authorized; 9,445,192 and 8,718,609 shares issued at June 30, 2004 and September 30, 2003, respectively	944	872
Additional paid-in capital	53,345	43,653
Deferred compensation	(1,978)	—
Foreign currency translation adjustment	230	(163)
Retained earnings	138,500	134,016
	191,041	178,378
Less – Treasury stock, 2,242,183 shares at cost at June 30, 2004 and September 30, 2003	(24,961)	(24,961)
Total stockholders’ equity	166,080	153,417
Total liabilities and stockholders’ equity	$245,435	$238,207

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net sales	$116,347	$107,435	$356,146	$356,828
Cost of goods sold	84,109	76,166	255,690	262,106
Gross profit	32,238	31,269	100,456	94,722
Selling, general and administrative expenses	(29,368)	(26,556)	(91,429)	(90,079)
Royalty income	255	378	854	1,052
Other income (expense), net	(30)	102	369	603
Interest expense	(393)	(570)	(1,309)	(1,973)
Income before provision for income taxes	2,702	4,623	8,941	4,325

Provision for income taxes	1,032	1,919	3,415	1,795

Net income	$1,670	$2,704	$5,526	$2,530

Other comprehensive income:

Foreign currency translation adjustment	$135	$195	$393	$180

Comprehensive income	$1,805	$2,899	$5,919	$2,710

NET INCOME PER COMMON SHARE:

• Basic	$0.24	$0.42	$0.81	$0.39

• Diluted	$0.23	$0.42	$0.79	$0.39

Weighted average number of common shares outstanding:

• Basic	7,049	6,418	6,810	6,418

• Diluted	7,164	6,418	6,962	6,427

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended June 30,
	2004	2003

Cash Flows from Operating Activities
Net income	$5,526	$2,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,548	6,213
Deferred tax expense	—	392
Gain on the disposal of property, plant and equipment	(232)	(248)
Stock-based compensation expense	389	—
Increase in cash surrender value of officers’ life insurance policies	(370)	(179)
Changes in assets and liabilities:
Accounts receivable, net	5,079	25,987
Inventories, net	956	2,125
Other current assets	(1,662)	(567)
Other assets	(21)	—
Accounts payable	(1,233)	(484)
Accrued liabilities	3,475	(4,781)
Accrued wages and other employee compensation	(1,139)	(1,056)
Other non-current liabilities	1,228	1,163
Net cash provided by operating activities	16,544	31,095

Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(2,846)	(1,307)
Proceeds from sale of property, plant and equipment	232	2,493
Decrease in restricted cash	1,287	—
Proceeds from officers’ life insurance policies	471	—
Premiums for officers’ life insurance policies	(693)	(680)
Net cash provided by (used in) investing activities	(1,549)	506

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	66,000	213,000
Payments on long-term debt	(69,669)	(228,743)
Proceeds from exercise of employee stock options	7,474	—
Debt issuance costs	(420)	—
Decrease in book overdrafts	(4,472)	(6,000)
Payments of cash dividends	(1,043)	(963)
Net cash used in financing activities	(2,130)	(22,706)

Effect of exchange rates on cash and cash equivalents	148	28

Increase in cash and cash equivalents	13,013	8,923
Cash and cash equivalents, beginning of period	7,674	4,124
Cash and cash equivalents, end of period	$20,687	$13,047

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Preparation

The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations and comprehensive income for the three months and nine months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended June 30, 2004 and 2003, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  The consolidated balance sheet as of September 30, 2003 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 2004, and for all other periods presented, have been made.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting.  Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Accounting for Stock Based Compensation

The Company accounts for the long-term incentive plans under Accounting Principles Board Opinion No. 25.  As required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income and net income per common share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$1,670	$2,704	5,526	$2,530
Add back: Stock-based compensation included in net income as reported, net of related tax effects	106	—	241	—
Less: Pro-forma stock-based compensation expense, net of related tax effects	(114)	(25)	(266)	(75)
Pro-forma net income	$1,662	$2,679	$5,501	$2,455
Net income per common share:

•Basic
As reported	$0.24	$0.42	$0.81	$0.39
Pro forma	$0.24	$0.42	$0.81	$0.38

•Diluted
As reported	$0.23	$0.42	$0.79	$0.39
Pro forma	$0.23	$0.42	$0.79	$0.38

On March 11, 2004, the Company granted an aggregate of 15,000 options to certain directors.  The options vest over three years.  The fair value of the option grants of $7.50 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 2.72%; expected lives of 5.53 years; expected volatility of 45.27% and an expected dividend rate of $0.20.

In the second quarter of fiscal 2004, 125,000 shares of restricted stock with fair values ranging from $19.69 – $19.85 per share were granted to certain officers and directors of the Company under the Company’s long-term incentive plan adopted in fiscal 2003.  The shares have dividend rights and voting rights, but are subject to restrictions on transfer and risk of forfeiture until vested.  The shares vest in three equal annual installments.  The Company recorded deferred compensation of $2.5 million related to the grants in stockholders’ equity, which will be amortized as expense on a straight-line basis over the vesting periods of the awards.  In May 2004, one of the Company’s officers resigned and forfeited 10,000 nonvested shares.  The Company reversed $0.2 million in deferred compensation related to these shares, as well as minimal expense the Company had recognized through the date of forfeiture.

Reclassifications

Certain items in the prior period presentation have been reclassified to current period presentation.

2.  Inventories, net

Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 2004, and September 30, 2003 (in thousands):

	June 30, 2004	September 30, 2003
Piece goods	$7,434	$7,664
Trimmings & supplies	2,334	3,660
Work-in-process	5,035	4,838
Finished garments	82,268	82,157
	97,071	98,319
Inventory reserves	(907)	(1,360)
Total inventories, net	$96,164	$96,959

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

3.  Long-Term Debt

Long-term debt consisted of the following at June 30, 2004, and September 30, 2003 (in thousands):

	June 30, 2004	September 30, 2003
Borrowings under revolving credit line	$—	$—
Industrial Development Revenue Bonds	2,100	2,200
Senior notes	3,573	7,142
Total debt	5,673	9,342
Less – current portion	(3,673)	(3,671)
Long-term debt	$2,000	$5,671

In May 2004, the Company amended and restated its unsecured revolving credit agreement (the “Agreement”) with certain banks primarily to extend the maturity date to June 30, 2007 and increase the maximum borrowings to $111.0 million.  The available borrowing capacity was restricted to $66.0 million at June 30, 2004, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.2 million in commitment fees related to the available borrowing capacity during the nine months ended June 30, 2004. The interest rates ranged from 2.34% to 4.00% during the nine months ended June 30, 2004, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company.  The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of June 30, 2004, the Company was in full compliance with its financial and other covenants under the Agreement.

Long-term debt also includes $3.6 million in senior notes at June 30, 2004.  Significant terms of the senior notes include interest payable semi-annually at 8.49% per annum with the final principal payment of $3.6 million due on October 30, 2004.  The terms and conditions of the note purchase agreement governing the senior notes include restrictions on the sale of assets, limitations on additional indebtedness and the maintenance of certain net worth requirements.

Long-term debt also includes $2.1 million in Industrial Development Revenue (“IDR”) bonds at June 30, 2004.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at June 30, 2004, was 1.1%.  The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006.  The Company plans to exercise the prepayment option, and to make principal payments of $0.1 and $2.0 million in fiscal 2005 and 2006, respectively.  The IDR bonds are collateralized by certain buildings and equipment of $0.3 million as of June 30, 2004.

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

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit is comprised of segment net income before interest expense and provision for income taxes.

The table below reflects the Company’s segment results for the three and nine months ended June 30, 2004 and 2003 (in thousands):

Three Months Ended June 30,	Wholesale	Retail and Licensing	Consolidated
2004
Net sales	$103,173	$13,174	$116,347
Segment profit	$2,337	$758	$3,095
2003
Net sales	$95,743	$11,692	$107,435
Segment profit	$4,958	$235	$5,193

Nine Months Ended June 30,	Wholesale	Retail and Licensing	Consolidated
2004
Net sales	$317,629	$38,517	$356,146
Segment profit	$8,389	$1,861	$10,250
2003
Net sales	$322,829	$33,999	$356,828
Segment profit	$6,262	$36	$6,298

A reconciliation of total segment profit to consolidated income before provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Segment profit	$3,095	$5,193	$10,250	$6,298
Interest expense	(393)	(570)	(1,309)	(1,973)
Consolidated income before provision for income taxes	$2,702	$4,623	$8,941	$4,325

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

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing a $0.9 million expected deficiency in fiscal 2003.  The Company obtained an updated estimate as of June 30, 2004, which reflected a revised market value for the aircraft of $3.3 million.   As of June 30, 2004, the Company included $0.7 million in accrued liabilities, which had been accrued based on the previous estimate of the market value of the aircraft.  As the amount accrued as of June 30, 2004 represents the anticipated deficiency based on the most recent estimate of market value, the Company will not record additional accruals related to the residual value guarantee until the lease termination date.

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

The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on the jury’s finding of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees.  The trial court reversed the jury’s verdict and rendered a judgment in favor of the Company denying all recovery on the basis that the plaintiff had failed to prove any liability of the Company.  The plaintiff appealed to the United States Court of Appeals for the Fifth Circuit, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings.  The United States Supreme Court subsequently denied the Company’s request for review of the case.  As a result of this ruling, during the second quarter of fiscal 2004 the Company recorded $0.5 million based on the estimated range of probable loss in the case, which is included in accrued liabilities as of June 30, 2004.

Upon remand, the Company requested that the trial court set aside the jury’s finding of willful discrimination and reduce the jury’s calculation of damages.  On August 4, 2004, the trial court denied the Company’s motion, but deferred entering judgment on the jury verdict pending a hearing on interest, attorneys’ fees and front pay.  Based on management’s evaluation of all information received, including the August 4, 2004 ruling, the Company believes the $0.5 million accrued liability continues to be adequate for the estimated loss in this case.  However, upon the entry of a final judgment by the trial court, the Company intends to re-evaluate its estimate of probable loss in the case in light of the amount of the final judgment, its determination whether to appeal the judgment and its assessment of the potential outcomes of any such appeal.  Any increase in the estimate of probable loss from this lawsuit could have a material adverse impact on the Company’s results of operations for the fourth quarter and full year of fiscal 2004.

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

6.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three and nine months ended June 30, 2004, such costs were $2.9 million and $8.9 million, respectively.  For the three and nine months ended June 30, 2003, such costs were $3.1 million and $9.5 million, respectively.

7.   Basic and Diluted Common Shares

The following table sets forth the computation of basic and diluted weighted average common shares (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	7,049	6,418	6,810	6,418
Shares equivalents, due to stock options and restricted stock	115	—	152	9
Weighted average diluted shares outstanding	7,164	6,418	6,962	6,427

8.  Dividends

During the third quarter of fiscal 2004, the Company declared a cash dividend of $0.05 per share payable on August 23, 2004 to the stockholders of record as of August 9, 2004.  The second quarter of fiscal 2004 dividend of approximately $0.4 million was paid in May 2004.

9.  Related Party Transactions

A director of the Company is a partner of a law firm that rendered various legal services to the Company during the three and nine months ended June 30, 2004 and 2003.  The Company paid the law firm approximately $0.1 million and $0.8 million for legal services during the three and nine months ended June 30, 2004, respectively.  The Company paid the law firm approximately $0.1 million and $0.4 million for legal services during the three and nine months ended June 30, 2003, respectively.  There were $0.1 million in unpaid fees due to the law firm at both June 30, 2004 and September 30, 2003, which were included in accrued liabilities.

10.  2001 Reorganization

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance June 30, 2004
Employee termination and related costs	$8.1	$(6.0)	$(1.2)	$0.9

Legal costs	8.6	(3.9)	(3.2)	1.5

No payments or adjustments were made during the nine months ended June 30, 2004.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the nine months ended June 30, 2004.

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

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Net Sales

Net sales increased $8.9 million, or 8.3%, to $116.3 million for the third quarter of fiscal 2004, compared to net sales of $107.4 million for the third quarter of fiscal 2003.  The increase in net sales was primarily attributable to increased sales of Kenneth Cole® and Claiborne® licensed products, improved sales at the Company’s retail stores, and an increase in lower-margin closeout sales.  The overall sales increase related to a decrease in unit sales of approximately 2.2% and an increase in average sales price of approximately 10.5%, attributable mainly to Kenneth Cole®, men’s private label and retail sales.

Gross Profit

Gross profit as a percentage of net sales decreased to 27.7% in the third quarter of fiscal 2004, compared to 29.1% in the third quarter of fiscal 2003.  The decrease in gross profit percentage was primarily due to the timing of lower-margin closeout sales of men’s wear products, offset in part by improved gross profit in the women’s wear division and the Company’s retail stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 25.2% in the third quarter of fiscal 2004, compared to 24.7% in the third quarter of fiscal 2003.  The $2.8 million, or 10.6%, increase in selling, general and administrative expenses was primarily due to a $0.8 million increase in media advertising expense, as a significant portion of the fiscal 2003 media advertising expenses were incurred to launch the comfort equipped waist band pants during the first quarter.  Fiscal 2004 media advertising programs have been scheduled more evenly throughout the year.  The Company also incurred $1.4 million in additional volume-related expenses, consistent with a sales increase for Kenneth Cole® and other programs.

Interest Expense

Interest expense decreased $0.2 million, or 31.1%, to $0.4 million for the third quarter of fiscal 2004, compared to $0.6 million for the third quarter of fiscal 2003, primarily due to reduced borrowings under the Company’s revolving credit facility during the third quarter of fiscal 2004.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax was 38.2% for the third quarter of fiscal 2004.  Comparatively, the Company’s income tax provision as a percentage of income before income tax was 41.5% for the third quarter of fiscal 2003.  The decrease in the effective tax rate was primarily due to an increase in estimated annual earnings before tax for fiscal 2004 as compared to fiscal 2003, as well as a reduction of estimated unfavorable permanent differences for fiscal 2004 as compared to the amount used in the effective tax rate calculation at June 30, 2003.

Comparison of Nine Months Ended June 30, 2004 to Nine Months Ended June 30, 2003

Net Sales

Net sales decreased $0.7 million, or 0.2%, to $356.1 million for the nine months ended June 30, 2004, compared to net sales of $356.8 million for the nine months ended June 30, 2003.  The decrease primarily related to decreases in sales of women’s wear and Haggar® branded products, offset by an increase in retail store sales and sales of Kenneth Cole® products.  The overall sales decrease related to a decrease in unit sales of approximately 3.8% and an increase in average sales price of approximately 3.6%.

Gross Profit

Gross profit as a percentage of net sales increased to 28.2% in the nine months ended June 30, 2004, compared to 26.5% in the nine months ended June 30, 2003.  The increase in gross profit percentage was primarily related to improved margins on women’s wear sales due to the addition of higher volume replenishment pant programs and reduced fixed overhead costs for the women’s division, lower negotiated costs for men’s private label products and improved gross profit contribution from the Company’s retail stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 25.7% in the nine months ended June 30, 2004, compared to 25.2% in the nine months ended June 30, 2003.  The $1.4 million, or 1.5%, increase in selling, general and administrative expenses primarily related to $0.8 million in one-time expenses incurred due to the global headquarters relocation, a $0.9 million increase in the cost of employee benefits and $1.2 million in additional volume-related expenses consistent with the sales increase for Kenneth Cole® and other programs.  The increases were offset by a net decrease in media advertising expense of $0.8 million, as a significant portion of the fiscal 2003 media advertising expenses were incurred to launch the comfort equipped waist band pants during the first quarter.  Fiscal 2004 media advertising programs have been scheduled more evenly throughout the year.  Legal expenses also decreased $0.9 million, primarily due to legal expenses of $1.7 million incurred in the prior period related to a proxy contest and a settlement with a former landlord which did not recur.

Other Income (Expense)

Other income decreased $0.2 million, or 38.8%, to $0.4 million during the nine months ended June 30, 2004, compared to $0.6 million for the nine months ended June 30, 2003.  The prior period includes a gain on the sale of the Edinburg, Texas manufacturing facility of $0.3 million, while the current period includes a gain on the sale of another property of $0.2 million.

Interest Expense

Interest expense decreased $0.7 million, or 33.7%, to $1.3 million for the nine months ended June 30, 2004, compared to $2.0 million for the nine months ended June 30, 2003, primarily due to significantly reduced debt levels throughout the nine months ended June 30, 2004 combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax was 38.2% for the nine months ended June 30, 2004.  Comparatively, the Company’s income tax provision as a percentage of income before income tax was 41.5% for the nine months ended June 30, 2003.  The decrease in the effective tax rate was primarily due to an increase in estimated annual earnings before tax for fiscal 2004 as compared to fiscal 2003, as well as a reduction of estimated unfavorable permanent differences for fiscal 2004 as compared to the amount used in the effective tax rate calculation at June 30, 2003.

2001 Reorganization

Liabilities for the 2001 reorganization costs are summarized as follows (in millions):

	Balance March 31, 2001	Payments	Adjustments	Balance June 30, 2004
Employee termination and related costs	$8.1	$(6.0)	$(1.2)	$0.9

Legal costs	8.6	(3.9)	(3.2)	1.5

No payments or adjustments were made during the nine months ended June 30, 2004.

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

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit is comprised of segment net income before interest expense and provision for income taxes.

The table below reflects the Company’s segment results for the three and nine months ended June 30, 2004 and 2003 (in thousands):

Three Months Ended June 30,	Wholesale	Retail and Licensing	Consolidated
2004
Net sales	$103,173	$13,174	$116,347
Segment profit	$2,337	$758	$3,095
2003
Net sales	$95,743	$11,692	$107,435
Segment profit	$4,958	$235	$5,193

Nine Months Ended June 30,	Wholesale	Retail and Licensing	Consolidated
2004
Net sales	$317,629	$38,517	$356,146
Segment profit	$8,389	$1,861	$10,250
2003
Net sales	$322,829	$33,999	$356,828
Segment profit	$6,262	$36	$6,298

Wholesale Segment

Wholesale segment net sales increased $7.5 million, or 7.8%, to $103.2 million for the third quarter of fiscal 2004, compared to $95.7 million for the third quarter of fiscal 2003.  The increase in wholesale segment net sales during the third quarter of fiscal 2004 was primarily attributable to increased sales of Kenneth Cole® and Claiborne® programs, as well as an increase in lower-margin closeout sales.

Wholesale segment net sales decreased $5.2 million, or 1.6%, to $317.6 million for the nine months ended June 30, 2004, compared to $322.8 million for the nine months ended June 30, 2003.  The decrease primarily related to decrease in sales of women’s wear and Haggar® branded products, offset by an increase in sales of Kenneth Cole® products.

Wholesale segment profit decreased $2.7 million, or 52.9% to $2.3 million for the third quarter of fiscal 2004, compared to $5.0 million for the third quarter of fiscal 2003.  The decrease in segment profit was attributable to a decrease in gross profit percentage primarily due to the timing of lower-margin closeout sales.  Selling, general and administrative expenses also increased related to the timing of advertising programs during the period and additional volume-related expenses consistent with an increase in sales.

Wholesale segment profit increased $2.1 million to $8.4 million for the nine months ended June 30, 2004, compared to $6.3 million for the nine months ended June 30, 2003.  The increase in segment profit was primarily attributable to improved margins on women’s wear sales due to the addition of higher volume replenishment pant programs and reduced fixed overhead costs for the women’s division, as well as lower negotiated costs for men’s private label products.  The increase in segment profit was offset by an increase in selling, general and administrative expenses due to the global headquarters relocation, additional volume-related expenses and increased employee benefits costs.

Retail and Licensing Segments

Retail and licensing segments net sales increased $1.5 million, or 12.7%, to $13.2 million for the third quarter of fiscal 2004, compared to $11.7 million for the third quarter of fiscal 2003.  The increase in retail and licensing segments net sales during the third quarter of fiscal 2004 was primarily attributable to increased sales at existing retail stores.

Retail and licensing segments net sales increased $4.5 million, or 13.3%, to $38.5 million for the nine months ended June 30, 2004, compared to $34.0 million for the nine months ended June 30, 2003.  The increase in retail and licensing segments net sales during the nine months ended June 30, 2004 was primarily attributable to increased sales at existing retail stores.

Retail and licensing segments profit increased $0.6 million to $0.8 million for the third quarter of fiscal 2004, compared to $0.2 million for the third quarter of fiscal 2003.  The increase in retail and licensing segments profit was primarily attributable to increased net sales at existing retail stores, combined with improved gross profit due to an improved product mix in the retail stores and fewer closeout sales at retail.

Retail and licensing segments profit increased $1.9 million to $1.9 million for the nine months ended June 30, 2004 compared to $36,000 for the nine months ended June 30, 2003.  The increase in retail and licensing segments profit was primarily attributable to increased net sales at existing retail stores, combined with improved gross profit due to an improved product mix in the retail stores and fewer closeout sales at retail.

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

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under its unsecured revolving credit facility.  As of June 30, 2004, the Company had cash and cash equivalents of $20.7 million.

In May 2004, the Company amended and restated its unsecured revolving credit agreement (the “Agreement”) with certain banks primarily to extend the maturity date to June 30, 2007 and increase the maximum borrowings to $111.0 million.  The available borrowing capacity was restricted to $66.0 million at June 30, 2004, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.2 million in commitment fees related to the available borrowing capacity during the nine months ended June 30, 2004. The interest rates ranged from 2.34% to 4.00% during the nine months ended June 30, 2004, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company.  The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of June 30, 2004, the Company was in full compliance with its financial and other covenants under the Agreement.

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

Long-term debt also includes $2.1 million in Industrial Development Revenue (“IDR”) bonds.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at June 30, 2004, was 1.1%.  The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006.  The Company plans to exercise the prepayment option, and to make principal payments of $0.1 and $2.0 million in fiscal 2005 and 2006, respectively.  The IDR bonds are collateralized by certain buildings and equipment of $0.3 million as of June 30, 2004.

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

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing a $0.9 million expected deficiency in fiscal 2003.  The Company obtained an updated estimate as of June 30, 2004, which reflected a revised market value for the aircraft of $3.3 million.   As of June 30, 2004, the Company included $0.7 million in accrued liabilities, which had been accrued based on the previous estimate of the market value of the aircraft.  As the amount accrued as of June 30, 2004 represents the anticipated deficiency based on the most recent estimate of market value, the Company will not record additional accruals related to the residual value guarantee until the lease termination date.  As of June 30, 2004, the Company is actively marketing the aircraft and plans to sell the plane.

During the third quarter of fiscal 2004, the Company declared a cash dividend of $0.05 per share payable on August 23, 2004 to the stockholders of record as of August 9, 2004.  The second quarter of fiscal 2004 dividend of approximately $0.4 million was paid in May 2004.

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

Cash Flow Results for the Nine Months Ended June 30, 2004

Net cash provided by operating activities decreased $14.6 million, or 46.8% to $16.5 million during the nine months ended June 30, 2004, compared to $31.1 million during the nine months ended June 30, 2003.  The decrease in cash provided by operating activities was primarily attributable to a smaller decrease in the accounts receivable balance during the nine months ended June 30, 2004 as compared to the prior period due to increased third quarter sales in fiscal 2004.  The decrease in operating cash flows was offset by the Company’s improved profitability when comparing the nine months ended June 30, 2004 to the nine months ended June 30, 2003.  The changes in the accrued liability balance related primarily to the timing of receipt of and payment for finished goods inventory in transit.

The Company used $1.5 million in investing activities during the nine months ended June 30, 2004, compared to cash provided by investing activities of $0.5 during the nine months ended June 30, 2003.  Investing activities for the nine months ended June 30, 2004 included an additional $2.8 million related to capital improvements of the new global headquarters facility, $1.3 million of which were financed with funds transferred from restricted cash.  A portion of the Company’s capital expenditures for the period also related to the development of retail stores.  Investing activities for the nine months ended June 30, 2003 included $2.5 million in proceeds from the sale of the Company’s Edinburg, Texas manufacturing facility and capital improvements of $1.3 million.

Net cash used in financing activities decreased $20.6 million, or 90.6%, to $2.1 million in the nine months ended June 30, 2004 from $22.7 million in the nine months ended June 30, 2003.  The decrease in net cash used was primarily due to a lower net reduction in borrowings during the nine-month period for fiscal 2004, as well as proceeds from the exercise of employee stock options.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.  As of June 30, 2004, the Company’s exposure to interest rate risk was minimal due to the low level of variable rate debt.

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

The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on the jury’s finding of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees.  The trial court reversed the jury’s verdict and rendered a judgment in favor of the Company denying all recovery on the basis that the plaintiff had failed to prove any liability of the Company.  The plaintiff appealed to the United States Court of Appeals for the Fifth Circuit, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings.  The United States Supreme Court subsequently denied the Company’s request for review of the case.  As a result of this ruling, during the second quarter of fiscal 2004 the Company recorded $0.5 million based on the estimated range of probable loss in the case, which is included in accrued liabilities as of June 30, 2004.

Upon remand, the Company requested that the trial court set aside the jury’s finding of willful discrimination and reduce the jury’s calculation of damages.  On August 4, 2004, the trial court denied the Company’s motion, but deferred entering judgment on the jury verdict pending a hearing on interest, attorneys’ fees and front pay.  Based on management’s evaluation of all information received, including the August 4, 2004 ruling, the Company believes the $0.5 million accrued liability continues to be adequate for the estimated loss in this case.  However, upon the entry of a final judgment by the trial court, the Company intends to re-evaluate its estimate of probable loss in the case in light of the amount of the final judgment, its determination whether to appeal the judgment and its assessment of the potential outcomes of any such appeal.  Any increase in the estimate of probable loss from this lawsuit could have a material adverse impact on the Company’s results of operations for the fourth quarter and full year of fiscal 2004.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits.

10(a)	Third Amendment to Second Amended and Restated Credit Agreement dated May 27, 2004, between the Company and JPMorgan Chase Bank, as Agent for a bank syndicate.

31(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

(b)         Reports on Form 8-K.

A Form 8-K was filed on April 27, 2004, reporting, under Item 7, the issuance of a press release announcing the Company’s fiscal 2004 second quarter earnings and fiscal 2004 projected quarterly and annual operating results.  A copy of the press release announcing the operating results and including financial statements was attached as an exhibit and reported under Item 9 of the Form 8-K.  A Form 8-K was filed on May 13, 2004, reporting, under Item 7, the resignation of the Company’s former Chief Financial Officer.  A copy of the press release announcing the resignation was attached as an exhibit and reported under Item 9 of the Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.

Date: August 11, 2004

/s/ John W. Feray
John W. Feray
(Chief Financial Officer)

Signed on behalf of the
registrant and as principal
financial officer.

INDEX TO EXHIBITS

Exhibit
Number	Description

10(a)	Third Amendment to Second Amended and Restated Credit Agreement dated May 27, 2004, between the Company and JPMorgan Chase Bank, as Agent for a bank syndicate.

31(a)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31(b)	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32(a)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350