Form 10-K
period 2004-09-30
HAGGAR CORP
filed 2004-12-10
CIK 892533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 0-20850

HAGGAR CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	75-2187001 (I.R.S. Employer Identification Number)

11511 Luna Road Dallas, Texas (Address of principal executive offices)	75234 (Zip Code)

Registrant’s telephone number, including area code: (214) 352-8481

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

Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

The aggregate market value of the voting and non-voting shares of common stock, held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2004, was $111,151,800.

As of December 6, 2004, there were 7,209,062 shares of common stock outstanding.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

This page intentionally left blank.

RESTATEMENT OF HISTORICAL FINANCIAL INFORMATION

On November 3, 2004, Haggar Corp. (together with its subsidiaries, the “Company”) concluded that certain of its previously issued financial statements referenced below should no longer be relied upon because of errors in those financial statements and should be restated to reflect necessary accounting adjustments.

The Company determined that there were errors in the accounting for certain intercompany transactions and related foreign currency translation adjustments during fiscal 2002 resulting in understatements of cost of goods sold, accounts payable and cumulative translation adjustment of $1.3 million, $1.1 million and $0.2 million, respectively, in fiscal 2002. Accordingly, after the related tax benefit of $0.5 million, net income for fiscal 2002 was reduced by approximately $0.8 million, or $0.12 per basic and diluted share of common stock. Additionally, as a result of the restatement, Haggar’s consolidated balance sheets at September 30, 2002 and 2003, and at the interim periods of fiscal 2004, reflect an increase in total liabilities of $0.6 million and a decrease in total stockholders’ equity of $0.6 million. The restatement had no impact on cash flows from operating, investing or financing activities. The adjustments do not impact the Company’s current cash or liquidity position, nor do they affect the Company’s compliance with its financial covenants under its debt facilities.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding Haggar Corp.’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that the Company believes may affect its financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that could affect the results of the Company or the apparel industry generally and could cause the Company’s expected results to differ materially from those expressed in this Annual Report on Form 10-K. These risks, uncertainties and assumptions are described in “Item 1. Business” of this Annual Report on Form 10-K and include, among other things:

-	changes in general business conditions,

-	changes in the performance of the retail sector in general and the apparel industry in particular,

-	seasonality of the Company’s business,

-	changes in retailer and consumer acceptance of new products and the success of advertising, marketing, and promotional campaigns,

-	impact of competition in the apparel industry,

-	availability and cost of raw materials,

-	changes in laws and other regulatory actions,

-	changes in labor relations,

-	political and economic events and conditions domestically or in foreign jurisdictions in which the Company operates or has apparel products manufactured, including, but not limited to, acts of terrorism, war, or insurrection,

-	unexpected judicial decisions,

-	changes in interest rates and capital market conditions,

-	acquisitions or dissolution of business enterprises, including the ability to integrate acquired businesses effectively,

-	natural disasters, and

-	unusual or infrequent items that cannot be foreseen or are not susceptible to estimation.

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

Overview

Haggar Corp., together with its subsidiaries listed in Exhibit 21 filed herewith (collectively, the “Company”), designs, manufactures, imports and markets in the United States and abroad, casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests. Apparel products are offered in a wide variety of styles, fabrics, colors and sizes. The Company’s operations are organized into three business segments, wholesale, retail and licensing, each of which offers similar products through different distribution channels. See Note 13 to the Company’s consolidated financial statements contained in “Item 8. Financial Statement and Supplementary Data” for financial information related to the Company’s segments.

The Company’s wholesale segment is the primary distribution channel through which the Company sells its products. The wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel. Products are sold through approximately 10,000 retail stores operated by the Company’s customers, which include major department stores, specialty stores and mass market retailers in the United States, United Kingdom, Canada, Indonesia and Mexico. The Company markets its premium men’s apparel products under the Haggar® brand name and under the licensed marks Claiborne®, Kenneth Cole® and Kenneth Cole Reaction®. The Company markets more moderately priced lines of men’s clothing under a variety of trademarks offered by its mass-market retailer division, The Horizon Group. The Horizon Group also offers to retailers quality men’s apparel bearing the retailers’ own label. The Company offers its women’s apparel products under the Haggar® brand and several other trademarks offered by its women’s wear subsidiary, Haggar Women’s Wear, Ltd. (“Women’s Wear”).

The Company’s retail segment markets Haggar® branded men’s wear products through 70 Company operated retail stores located in outlet and strip malls throughout the United States. These stores also serve as a retail-marketing laboratory for the Company.

The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified apparel and accessories products in specified geographic regions.

The Company conducts its foreign operations through Haggar Apparel, Limited. and Haggar Canada Co., which market the Company’s branded products in the United Kingdom and Canada, respectively. Effective October 3, 2004, the Company’s existing wholesale and retail operations in the United Kingdom were assumed by a third party in accordance with a license agreement entered into during the fourth quarter of fiscal 2004. The Company conducts its foreign operations in Mexico and Indonesia through third party licensees. The Company expects to transfer its wholesale operations in Mexico to its HJMex S. de R. L. de C. V. subsidiary during fiscal 2005.

The Company was established in 1926 by J. M. Haggar, Sr., and has built its reputation by offering high quality, ready-to-wear apparel at affordable prices through innovations in product design, marketing and customer service. Both Haggar Corp. and Haggar Clothing Co., the Company’s primary operating subsidiary, are incorporated under Nevada law.

The Company’s internet site, www.haggar.com, contains an Investor News section which provides links to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, ownership reports on Forms 3, 4 and 5 and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 free of charge as soon as reasonably practicable after the Company has filed or furnished these reports with the Securities and Exchange Commission (“SEC”). In addition, the Company’s filings with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports. The Company’s Financial Code of Ethics is posted on the Company’s website, at www.haggar.com.

Business Strategies

The Company will continue to pursue the following goals for fiscal 2005:

  enhance Haggar® brand equity;
  increase net sales; and
  increase return on equity to stockholders.

To achieve these goals, the Company has adopted the following strategies:

Increase Haggar® Brand Equity. Since the Company’s founding in 1926, the Haggar® brand has meant quality, fit and fashion in men’s apparel. The Company believes that consistent product performance, visible national advertising and marketing support are key elements in maintaining and increasing market share. The Company seeks to continue to enhance the Haggar® brand with products and services that are valued by both retailer customers and value-conscious consumers and to expand Haggar® brand awareness in the women’s wear arena. The Company believes that its fundamental values, including innovative products, excellent service and fair prices, have kept its brand popular with retailer customers. The Company further supports the brand with co-operative advertising, point-of-sale signage and in-store fixtures. The Company’s comprehensive marketing plan for fiscal 2005 benefits from the Company’s long-term presence and leadership as a significant men’s wear resource for consumers.

Introduce New Products. In August 2004, the Company introduced ForeverNew™, a line of men’s casual and dress pants and sport shirts incorporating proprietary technology to resist fading, shrinking, wrinkling or staining. The Company plans to expand the ForeverNew™ line to include women’s wear products during fiscal 2005.

Expand Licensing of Trademarks. The Company plans to strengthen its market position in men’s apparel by continuing to pursue license agreements with other recognized apparel brands. During 2004, the Company announced a multi-year licensing agreement with BMB Group, Ltd. to further develop the men’s wear business in the United Kingdom and Republic of Ireland under the Haggar® brand.

Expand Private Label Women’s Wear Business. The Company plans to continue to expand its private label women’s wear business by leveraging the Company’s expertise gained through the operations of both Women’s Wear and The Horizon Group. The Company has developed systems through which to service global customers such as J.C. Penney and Wal-Mart. The Company will continue to seek opportunities to offer Women’s Wear labels using this infrastructure.

Actively Manage Costs and Collections. The Company has implemented expense control initiatives and identified vendors to provide high-quality, low-cost product sourcing from over 20 foreign countries. The Company’s sourcing team seeks to identify, evaluate and take advantage of opportunities to expand and improve the Company’s contracted manufacturing resources and to enhance the Company’s supply chain performance. The Company continues to seek to realize greater efficiencies by managing its apparel product inventory on an as-needed basis. In addition, the Company seeks to continue to actively monitor and pursue collections on its receivables from retailer customers by regular follow-ups with customers. Bad debts as a percentage of net sales were less than 1% in each of the Company’s last three fiscal years. The Company anticipates that these initiatives will continue to provide financial resources to facilitate future growth.

Pursue Strategic Acquisitions. The Company will continue to seek growth through the identification of strategic acquisitions that have strong and retainable product development and design talent, have established and recognizable brands,
  show strong growth potential,
  have significant product sourcing expertise,
  operate in new channels of distribution or in different product classifications, show potential for international expansion,
  are quickly accretive to earnings, and
  enable the Company to leverage operational efficiencies between the Company and the acquired business.

Products and Major Brands

The Company’s apparel products are manufactured with a wide array of fabrics that emphasize style, comfort, fit and performance. The Company is well known for its use of “performance fabrics” that maintain a fresh, neat appearance. The Company’s product lines are currently dominated by natural fiber (wool or cotton) and blended (polyester/wool, polyester/cotton or polyester/rayon) fabrics, although the Company also produces some apparel using a single synthetic (polyester or rayon) fabric.

A significant portion of the Company’s apparel lines consists of basic, recurring styles, which the Company believes are less susceptible to “fashion markdowns,” as compared with higher fashion apparel lines. Thus, while the Company strives to offer current fashions and styles, the bulk of its product lines changes relatively little from year to year. This consistency in product lines helps the Company to operate on a cost-efficient basis and to forecast the demand for particular products.

Haggar®. The Company’s Haggar® brand represented 69.2% of its total apparel sales in fiscal 2004. This brand receives widespread recognition among United States consumers for high quality, affordable men’s and women’s apparel. The full range of men’s products offered by the Company is marketed under the Haggar® brand, including dress and casual pants, sportcoats, suits, shirts, sweaters and shorts. The Company has developed specific product lines under this brand, intended to keep the Company in the forefront of the trend among men toward more casual clothing, while maintaining the Company’s traditional strength in men’s dress apparel. The Haggar® brand is also licensed to manufacturers of related apparel and accessories in categories outside the core product lines of the Company.

Haggar® branded women’s wear products include dress and casual pants, shirts, sweaters, vests and skirts. These products expand on the Company’s reputation for affordable quality and style.

Haggar® branded products are sold nationwide primarily in major department stores, including J.C. Penney, May Company Department Stores, Federated Department Stores, Mervyn’s California and Kohl’s Department Stores. The Company also markets its Haggar® branded clothing through its own retail stores located in outlet and strip malls throughout the United States.

The Horizon Group. The Company’s mass retailer division, The Horizon Group, markets men’s apparel products including dress pants, casual pants, shorts, suits, sportcoats and shirts. These products, which are offered at lower price points than Haggar® brand products, are primarily sold to Wal-Mart Stores, Inc.

In addition to manufacturing products under its own labels, the Company also manufactures men’s apparel for certain of its customers under the individual store’s proprietary label. The Company’s specialty label products are primarily sold to department stores such as J.C. Penney.

Women’s Wear. The Company’s Women’s Wear subsidiary markets women’s sportswear including dresses, skirts, pants, and vests. These product lines are primarily sold to major department stores, including Dillards and J.C. Penney, and catalog suppliers, such as Coldwater Creek.

Introduction of New Products

The Company emphasizes the introduction of new products in order to capitalize on its brand recognition and retailer relationships. During fiscal 2004, the Company introduced ForeverNew™, a line of casual and dress pants and sport shirts that resist fading, shrinking, wrinkling and staining. The Company also expanded its selection of Comfort Equipped™ waistband men’s and women’s pants.

Advertising and Marketing

The Company seeks to promote overall brand awareness for the stable of brands that it owns or licenses, principally through consumer advertising, in-store shops and fixtured area programs, and retail marketing associates.

The Company supports the Haggar® brand and other licensed brands such as Claiborne®, Kenneth Cole® and Kenneth Cole Reaction® through various advertising and promotional programs. The Company advertises the Haggar® brand on national and local television and radio and in consumer and trade publications. In addition, the Company participates in co-operative advertising on a shared cost basis with major retailers in radio, television and various print media.

An additional feature of the Company’s marketing strategy is its in-store shop and fixtured area program whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for exclusive sale of the Company’s products by the retailer. This program enables the retailer to create an environment consistent with the Company’s image and to display and stock a greater volume of the Company’s products per square foot of retail space. Such shops and fixtured areas encourage longer term commitment by the retailer to the Company’s products. The Company believes that these shops and fixtured areas increase consumer product recognition and loyalty because of the retail customer’s familiarity with the location of the Company’s products in the store.

The Company also employs an extensive staff of retail marketing associates located throughout the United States. These associates educate the retailers’ salespeople about the Company’s current products, provide the Company with first-hand feedback concerning consumer reaction to the Company’s products and coordinate the in-store displays with the Company’s retailer customers.

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

The Company seeks to capitalize on consumer recognition and acceptance of the Haggar® brands by licensing, both domestically and internationally, the use of these trademarks on a variety of products. Typically, the licensee’s agreement with the Company gives the licensee the right to produce, market and sell specified products in a particular country or region under one or more of the Company’s trademarks. For example, the Company has granted exclusive domestic licenses to unaffiliated manufacturers for the production and marketing of men’s leather goods, neckwear, dress shirts, sweaters, hosiery and outerwear under the Haggar® trademark.

In addition to using and licensing its own trademarks, the Company is the licensee of certain trademarks owned by other apparel companies. The Company has entered into license agreements to manufacture and market certain men’s pants and shorts under the Kenneth Cole New York®, Kenneth Cole Reaction® and Claiborne® trademarks. A similar DKNY® license expired on June 30, 2003. The Claiborne® license expires in December 2005, and the Kenneth Cole New York® and Kenneth Cole Reaction® licenses expire in December 2006. All of the licenses are subject to renewal by the Company for an additional five years, provided that certain net sales thresholds are obtained by the Company. The Company expects to be able to renew these licenses.

Manufacturing and Materials Sourcing

Products sold by the Company’s various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

As part of the Company’s strategy to source production internationally, during fiscal 2002 and 2001 the Company closed its remaining domestic manufacturing facilities and in fiscal 2003 closed a manufacturing facility in the Dominican Republic. See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Reorganization” for additional discussion of these plant closures.

As a result of the Company’s international production strategy, during fiscal 2004 less than 1% of the Company’s products (measured in units) were produced in the United States, with the balance manufactured in foreign countries. Domestic sourcing during fiscal 2004 consisted exclusively of women’s apparel produced by unaffiliated companies. Approximately 13% of the Company’s foreign-made products were manufactured by facilities owned by the Company in Mexico and the Dominican Republic, with the remaining foreign-made products manufactured by unaffiliated companies in Asia, South America, Central America, Mexico, Africa and the Dominican Republic. The Company has no long-term contracts with any of its third party manufacturers, but does not anticipate a shortage of manufacturing services in fiscal 2005.

Raw materials used in Company-owned manufacturing operations consist mainly of fabrics made from cotton, wool, synthetics and blends of synthetics with cotton or wool. These fabrics are purchased principally from major textile producers located in the United States. In addition, the Company purchases trim items such as buttons, thread and zippers from a large number of other suppliers. Ten vendors supplied approximately 74% of the Company’s fabric and trim requirements during the fiscal year ended September 30, 2004. The Company has no long-term contracts with any of its suppliers, but does not anticipate substantial shortages of raw materials in fiscal 2005.

Distribution

In the United States, wholesale and retail distribution occurs at the Company’s Customer Service Center in Fort Worth, Texas, which consists of approximately 660,000 square feet of warehouse space. The facility is owned and operated by the Company. The Fort Worth facility is the Company’s main customer service center and incorporates state-of-the-art systems and equipment to monitor and track all the Company’s product to ensure efficient and effective shipping capabilities. Enhanced functionality within the Customer Service Center also allows the Company to offer value-added services to our customers, including special ticketing, customer-specific stock keeping unit information, and product-enhancing packaging. The Company’s foreign distribution is performed by third party logistics companies.

Quality Control

The Company’s quality control program is designed to ensure that goods meet the Company’s standards. The Company inspects prototypes of each product prior to production and performs several in-line inspections and a final inspection prior to shipment. Most finished goods for domestic distribution are shipped to the Company’s Customer Service Center in Fort Worth, Texas for re-inspection and distribution. The Company also uses third-party warehouses during peak shipping times. Finished goods shipped from third-party warehouses are subject to the same inspection standards as those shipped from the Customer Service Center.

Management Information Systems

The Company believes that high levels of automation and technology are essential to maintain its competitive position. Therefore, the Company continually invests in computer hardware, systems applications and networks to enhance and speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its operations. The Company utilizes computer-aided design stations for use by the design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company also uses an Electronic Data Interchange (“EDI”) system to receive on-line orders from its customers and a related electronic method to accumulate sales information on its products. This technology enables the Company to provide valuable sales and inventory maintenance information to its customers who have adopted such technology. The Company’s larger customers communicate with the Company through EDI technology.

Dependence on Key Customers

The Company’s largest customer, J.C. Penney, accounted for approximately 20%, 20% and 21% of the Company’s net sales during the fiscal years ended September 30, 2004, 2003, and 2002, respectively, and approximately 28% and 32% of the Company’s outstanding trade receivables as of September 30, 2004 and 2003, respectively. The Company’s second largest customer, Kohl’s Department Stores, Inc., accounted for approximately 16% of the Company’s net sales during each of the fiscal years ended September 30, 2004, 2003 and 2002, and approximately 12% and 17% of the Company’s outstanding trade receivables as of September 30, 2004 and 2003, respectively. The Company’s third largest customer, Wal-Mart Stores, Inc., accounted for approximately 10%, 8% and 9% of the Company’s net sales for the fiscal years ended September 30, 2004, 2003, and 2002, respectively, and approximately 10% and 5% of the Company’s outstanding trade receivables as of September 30, 2004 and 2003, respectively. The Company’s fourth largest customer, May Department Stores Company, accounted for approximately 7%, 4% and 4% of the Company’s net sales during the fiscal years ended September 30, 2004, 2003 and 2002, respectively, and approximately 13% and 7% of the Company’s outstanding trade receivables at of September 30, 2004 and 2003, respectively. No other customer accounted for more than 10% of net sales or trade receivables for the fiscal year ended September 30, 2004. The loss of the business of one or more of the Company’s larger customers could have a material adverse effect on the Company. The Company has no long-term commitments or contracts with any of its customers.

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

The principal elements of competition in the apparel industry include style, quality and price of products, brand loyalty and advertising. The Company’s product innovations and value-added services, such as floor-ready merchandise, electronic data interchange, fixturing and concept shops, position it to compete as a market leader. The Company also believes that its brand recognition, merchandise with relatively low vulnerability to changing fashion trends, and affordable pricing enhance its competitive position in the apparel industry. Additionally, the Company believes its advertising campaigns promote consumer demand for its products and enhance its brand and Company name recognition and image.

Seasonality

The Company’s sales have exhibited some seasonality with higher sales and income in its second and fourth fiscal quarters, which are prior to the selling season for spring and fall merchandise, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality.”

Order Backlog

A substantial portion of the Company’s net sales is based on orders for immediate delivery, or so-called “soft-planning orders,” submitted by apparel retailers. These orders do not constitute purchase commitments. An analysis of backlog is not, therefore, necessarily indicative of future net sales. Retailers’ use of such soft-planning orders increases the difficulty of forecasting demand for the Company’s products.

Employees

As of September 30, 2004, the Company employed approximately 1,300 persons domestically and approximately 2,000 persons in foreign countries. In fiscal 2004, 100% of domestic employees were engaged in executive, marketing, wholesale and retail sales, product design, engineering, accounting, distribution and purchasing activities and 98% of foreign employees were engaged in manufacturing operations . None of the Company’s employees are covered by a collective bargaining agreement with any union. While the Company is not a party to any collective bargaining agreements, applicable foreign labor laws may dictate minimum wages, fringe benefit requirements and certain other obligations. The Company believes that relations with its employees are good.

Risks Related to the Company’s Business

An investment in the Company involves certain risks and uncertainties. The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K should be carefully considered. If any of the events described below or elsewhere occurs, the Company’s business could be adversely affected in a material way.

Dependence on Key Customers

The Company’s four largest customers accounted for approximately 52%, 47% and 50% of the Company’s net sales during the fiscal years ended September 30, 2004, 2003 and 2002, respectively. The same four customers accounted for approximately 62% and 61% of trade receivables as of September 30, 2004 and 2003, respectively. The loss of the business of one or more of the Company’s larger customers could have a material adverse effect on the Company.

Uncertainties in Apparel Retailing

The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company. While various retailers, including some of the Company’s customers, experienced financial difficulties in the past three years, which increased the risk of extending credit to such retailers, the Company’s bad debt experience has been limited. Under the Company’s current credit and collection arrangements, the bankruptcy of a customer which continues to operate and carry the Company’s products should not have a material adverse effect on the Company.

Competition

The apparel industry is highly competitive in the United States and abroad. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel, some of which may be significantly larger and have greater marketing and financial resources than the Company. Management believes that the Company’s ability to compete effectively depends upon its continued flexibility in responding to market demand and its ability to offer fashion conscious consumers a wide variety of high quality apparel at competitive prices.

Dependence on Third-Party Manufacturers

The Company is dependent upon third parties for the manufacture of approximately 87% of its products. The inability of a manufacturer to ship orders of the Company’s products in a timely manner or to meet quality standards could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company’s financial condition and results of operations. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner and the loss of such suppliers could have a material adverse effect on the Company’s short-term operating results.

Substantially all of the Company’s products are manufactured outside the United States. The Company’s foreign production and sourcing operations are subject to various risks of doing business abroad, including quotas, work stoppages and other restrictions and regulations relating to imports and, in certain parts of the world, political or economic instability. Although the Company’s operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its foreign production or supply could adversely affect its operations. Some of the Company’s imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels or material decrease in quota levels, or material decrease in available quota allocations could materially adversely affect the Company.

Dependence on Customer Service Center in Fort Worth, Texas

The Company operates the majority of its warehouse and distribution activities in the United States out of its main distribution center in Fort Worth, Texas. Any major work disruption at the Company’s Fort Worth facility could have a material adverse effect on the Company. Although the Company believes it could utilize other warehousing companies to satisfy its shipping and distribution functions, there can be no assurance that these warehousing companies could be utilized in a timely manner, and the inability to service the Company’s customers for any period of time could materially adversely affect the Company.

Risks of Acquisition Strategy

The Company continues to seek growth through strategic acquisitions of other apparel businesses. However, the Company cannot assure that its acquisition strategy will be successful. The success of the Company’s acquisition strategy is dependent upon a number of factors, including:

  the Company’s ability to identify suitable acquisition candidates;
  the Company’s ability to negotiate favorable acquisition terms, including purchase price, which may be adversely affected due to increased competition with other buyers;
  the availability of financing to the Company, or on terms favorable to the Company;
  the Company’s ability to integrate effectively the systems and operations of acquired businesses; and
  the Company’s ability to retain key personnel of acquired businesses.

Acquisitions involve a number of other risks, including diversion of management’s attention from other business concerns and the assumption of known or unknown liabilities of acquired businesses. The integration of acquired businesses may place significant strains on the Company’s current operating and financial systems and controls. The Company may not successfully overcome these risks or any other problems encountered in connection with its acquisition strategy.

ITEM 2.	PROPERTIES

The Company’s principal executive offices are currently located at 11511 Luna Road, Dallas, Texas 75234. The general location, use, approximate size and information with respect to the ownership or lease of the Company’s principal properties are set forth below:

Location	Use	Approximate Square Footage	Owned/ Leased	Lease Expiration

Dallas, Texas (1)	New Headquarters	180,000	Owned
Dallas, Texas (1)	Women’s Wear Division Headquarters and Warehouse	121,000	Leased	Fiscal 2005
Fort Worth, Texas	Warehouse & Distribution	660,000	Owned
Weslaco, Texas (2)	N/A	115,000	Owned
Weslaco, Texas	Warehouse	137,000	Owned
Leon, Mexico	Manufacturing	39,000	Owned
La Romana, Dom. Rep.	Manufacturing	41,000	Leased	Fiscal 2005
Oklahoma City (3)	N/A	95,000	Leased	Fiscal 2011
Various (70 locations) (4)	Retail Sales	233,000	Leased	Fiscal 2005 – 2009

(1)	During the fourth quarter of fiscal 2003, the Company sold its existing corporate headquarters facility and purchased a new corporate headquarters facility. The Company relocated all of its corporate functions, including the Women’s Wear operations, to the new facility in January 2004. The Women’s Wear headquarters facility remains under lease through December 2004, at which time the lease will expire.

(2)	The Company previously used this facility for fabric cutting, but ceased operations at this facility during the second quarter of fiscal 2002. The Company has now moved the cutting operations to third-party manufacturers and cutters primarily in Mexico. The Company is marketing this property for sale.

(3)	The Company previously used this property as a manufacturing plant but has ceased manufacturing operations there. The Company is profitably subleasing the property.

(4)	These properties are the Company’s retail stores located in outlet and strip malls throughout the United States. The retail stores range in size from approximately 2,300 to 6,600 square feet.

All of the properties owned by the Company are free from material encumbrances, except for the Company’s closed fabric cutting facility located at Weslaco, Texas, which is subject to a lien securing an industrial revenue bond financing in the amount of $2.1 million. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its present and anticipated levels of operations.

Future manufacturing needs are anticipated to be met through owned facilities and through the use of outside contractors. The Company’s Customer Service Center in Fort Worth, Texas, is expected to meet the Company’s distribution requirements for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been named as a defendant in several legal actions arising from its operations in the normal course of business, including actions brought by certain terminated employees. Although exact settlement amounts, if any, related to these actions cannot accurately be predicted, the claims and damages alleged, the progress of the litigation to date and past experience with similar litigation leads the Company to believe that any liability resulting from these actions and those described below will not individually, or collectively, have a material adverse effect on the Company.

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

The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in January 2002 in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on the jury’s finding of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees. The case is Palasota v. Haggar Clothing Co., No. 00-CV-1925 (N.D. Tex.), which the plaintiff filed in fiscal 2000. The trial court reversed the jury’s verdict and rendered a judgment in favor of the Company denying all recovery on the basis that the plaintiff had failed to prove any liability of the Company. The plaintiff appealed to the United States Court of Appeals for the Fifth Circuit, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings. The United States Supreme Court subsequently denied the Company’s request for review of the case. As a result, during the second quarter of fiscal 2004 the Company recorded a $0.5 million charge to earnings. Upon remand, the Company requested that the trial court set aside the jury’s finding of willful discrimination and reduce the jury’s calculation of damages. The trial court denied the Company’s motion, but deferred entering judgment on the jury verdict pending a hearing on additional backpay, interest, attorneys’ fees and front pay. Based on management’s evaluation of all information received, the Company recorded an additional $0.5 million charge during the fourth quarter of fiscal 2004. Upon the entry of a final judgment by the trial court, the Company intends to further evaluate its estimate of possible range of loss in the case in light of the amount of the final judgment. The Company has $1.0 million reserved in accrued liabilities for this matter as of September 30, 2004.

One attorney has filed five separate suits against the Company and certain of its subsidiaries, as well as unrelated third parties, alleging injuries to approximately 2,200 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas. The cases, all originally filed in various Texas state district courts in Hidalgo County, Texas, are styled as follows: Abundis v. Haggar Corp., No. C-1600-03-G (filed in fiscal 2003 in the 370th Judicial District Court); Alvarez v. Haggar Corp., No. C-1586-03-B (filed in fiscal 2003 in the 93rd Judicial District Court); Bermudez v. Haggar Clothing Co., No. C-218-04-B (filed in fiscal 2004 in the 93rd Judicial District Court); Garcia v. Levi Strauss & Co., No. C-1115-03-H (filed in fiscal 2003 in the 389th Judicial District Court); and Ybarra v. Haggar Clothing Co., No. C-2395-02-D (filed in fiscal 2003 in the 206th Judicial District Court). All proceedings in the Abundis case, which names over 2,100 plaintiffs, have been stayed due to the unrelated bankruptcy of one of the other defendants. The Company is awaiting a decision by the trial court on its motion to dismiss the Alvarez case, which names 71 plaintiffs. After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for any of their allegations. In addition, the Company believes that it has meritorious defenses to all of the asserted claims. The Company intends to vigorously defend all of these suits.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against certain subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort. Both cases are currently on appeal to the Texas Supreme Court, as management and legal counsel believe the verdicts in the lawsuits are both legally and factually incorrect. Those cases are Haggar Clothing Co. v. Hernandez, No. 03-0897 (originally filed in fiscal 1995), and Leal v. Haggar Clothing Co., No. 02-1182 (originally filed in fiscal 1994). The Company has $2.9 million reserved in accrued liabilities for these two cases as of September 30, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 2004.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The Company’s common stock is quoted on the Nasdaq National Market System under the symbol “HGGR.” The following table sets forth, for the fiscal quarters indicated, the high and low bid information for the common stock as reported by the Nasdaq National Market System and the dividends paid per share of common stock.

2004	Fiscal Quarter

	1st	2nd	3rd	4th

High	19.91	22.60	20.74	20.49
Low	15.03	17.92	17.51	16.70
Dividend	$0.05	$0.05	$0.05	$0.05

2003	Fiscal Quarter

	1st	2nd	3rd	4th

High	13.78	12.90	12.50	15.53
Low	9.20	9.90	9.99	12.26
Dividend	$0.05	$0.05	$0.05	$0.05

As of December 6, 2004, the Company had approximately 125 stockholders of record.

Dividends

The Company has paid a quarterly cash dividend of $0.05 per share of common stock since April 1993. Subject to contractual restrictions on the Company’s ability to pay cash dividends, the Company currently intends to continue paying quarterly cash dividends on its common stock. The amount of any such dividends will be determined at the discretion of the Company’s board of directors and will depend on the Company’s earnings, financial condition, ability to fund its capital requirements and other factors that the board of directors deems relevant. The Company’s revolving credit facility prohibits the payment of any dividend if a default exists after giving effect to such a dividend.

Stock Repurchases

There were no stock repurchases during the fourth quarter ended September 30, 2004.

Equity Compensation Plan Information

The following table provides information about common stock that may be issued as of September 30, 2004, upon the exercise of options under the Company’s long-term incentive plan adopted in fiscal 1992 and options, restricted shares and rights without accompanying options under the long-term incentive plan adopted in fiscal 2003:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))		(d) Total of Securities Reflected in Columns (a) and (c)

Equity Compensation Plans Approved by
Stockholders	399,913	(2)	$12.81	445,000	(3)	844,913
Equity Compensation Plans Not
Approved by Stockholders (4)	46,487		$12.81	–		46,487

Total	446,400		$12.81	445,000		891,400

(1)	These amounts represent the weighted average exercise price for the total number of outstanding options.

(2)	Issued under both the 1992 and 2003 long-term incentive plans.

(3)	On May 1, 2003, the Company adopted a new stockholder-approved long-term incentive plan that authorizes the Company to issue up to 575,000 additional shares in connection with options granted to directors, officers or employees of the Company. In the second quarter of fiscal 2004, 125,000 shares of restricted stock were issued and 15,000 of options were granted to certain officers and/or directors. In May 2004, one of the Company’s officers resigned and forfeited 10,000 nonvested shares of restricted stock.

(4)	Securities included in this category are attributable solely to certain increases in the number of shares of Common Stock authorized and reserved for issuance under the 1992 long-term incentive plan that were not approved by the Company’s stockholders. See also Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,

	2004	2003		2002 As Restated (1)	2001	2000

	(In thousands, except per share amounts)
Income Statement Data:
Net sales	$487,890	$482,375		$481,831	$444,570	$432,855
Cost of goods sold	347,581	353,091		353,032	307,796	287,392
Reorganization costs	–	–		(3,812)	20,150	–

Gross profit	140,309	129,284		132,611	116,624	145,463
Selling, general and administrative expenses	(125,655)	(119,300)		(118,442)	(123,972)	(128,849)
Royalty income	1,203	1,593		1,326	1,856	2,436
Other income (expense), net	692	6,687		613	(107)	1,370
Interest expense	(1,706)	(2,535)		(3,600)	(5,140)	(4,084)

Income (loss) before provision (benefit) for income taxes
and cumulative effect of accounting change	14,843	15,729		12,508	(10,739)	16,336
Provision (benefit) for income taxes	5,435	5,873		5,264	(2,069)	7,054

Income (loss) before cumulative effect of accounting change	9,408	9,856		7,244	(8,670)	9,282
Cumulative effect of accounting change	–	–		(15,578)	–	–

Net income (loss)	$9,408	$9,856		$(8,334)	$(8,670)	$9,282

Net income (loss) per common share
on a diluted basis	$1.34	$1.53		$(1.29)	$(1.34)	$1.37
on a basic basis	$1.37	$1.53		$(1.31)	$(1.34)	$1.38
Cash dividends declared per common share	$0.20	$0.20		$0.20	$0.20	$0.20

Weighted average number of common shares
on a diluted basis	7,022	6,453		6,429	6,485	6,786
on a basic basis	6,883	6,424		6,385	6,485	6,733

Balance Sheet Data (at period end):
Working capital	124,504	105,590	(2)	109,157	116,542	117,254
Total assets	261,472	238,207		249,977	275,225	272,356
Long-term debt	2,000	5,671		21,343	49,338	46,333
Stockholders’ equity	170,401	152,826	(2)	143,130	152,099	163,784

(1)	The Company restated its fiscal 2002 financial statements. All applicable amounts relating to these restatements have been reflected in this table. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details of this restatement.

(2)	Reflects balance sheet impact of 2002 financial statement restatement as noted in (1) above.

Discussion of Selected Financial Data (in millions, net of tax)

Fiscal 2004

Fiscal 2004 results of operations included $0.8 million in one-time expenses incurred due to the relocation of the Company’s headquarters and $0.6 million to record the probable loss in a wrongful termination lawsuit, all of which were classified as selling, general and administrative expenses.

Fiscal 2003

Fiscal 2003 results of operations included a gain of $3.7 million on the sale of the Company’s corporate headquarters, which was included as other income (expense), net. Results of operations also included $0.8 million in legal and professional fees incurred in connection with a proxy contest involving a Company stockholder, $0.1 million related to a reduction in force in the Women’s Wear subsidiary and $0.3 million related to settlement of a lawsuit with the landlord of the Women’s Wear subsidiary headquarters, all of which were classified as selling, general and administrative expenses.

Fiscal 2002

Fiscal 2002 results of operations included a $0.6 million charge for the closure of the Company’s Weslaco, Texas cutting operations, the reversal of a facility write-down of $1.3 million which was originally recorded in connection with the closure of the Company’s Edinburg, Texas facility in fiscal 2002, a $0.4 million charge related to the closure of one of the Company’s manufacturing facilities in the Dominican Republic and the reversal of the Company’s legal reserve by $1.9 million to income due to the settlement of an outstanding lawsuit. These amounts are included in reorganization costs. Net loss also included a $0.6 million charge as the Company announced the streamlining of its sales force, which was classified as selling, general and administrative expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Reorganizations”.

Results of operations also included a $15.6 million impairment of goodwill related to the 1999 acquisition of Women’s Wear, as the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). There was no tax benefit associated with the impairment charge, which was recorded in cumulative effect of accounting change. In accordance with SFAS No. 142, the Company ceased amortization of goodwill as of October 1, 2001. Net income (loss) for fiscal 2001 and 2000 included amortization expense of $1.5 million, which was included in selling, general and administrative expense.

Fiscal 2001

Fiscal 2001 results of operations included a $13.9 million charge to reorganization costs, as the Company restructured its worldwide manufacturing capacity by closing the Edinburg, Texas facility and eliminating its Japan operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements and related notes contained in “Item 8. Financial Statements and Supplementary Data” to provide additional information concerning the Company’s financial activities and condition.

Restatement of Historical Financial Statements

On November 3, 2004, the Company concluded that certain of its previously issued financial statements should no longer be relied upon because of errors in those financial statements and should be restated to reflect necessary accounting adjustments.

The Company determined that there were errors in the accounting for certain intercompany transactions and related foreign currency translation adjustments during fiscal 2002 resulting in understatements of cost of goods sold, accounts payable and cumulative translation adjustment of $1.3 million, $1.1 million and $0.2 million, respectively, in fiscal 2002. Accordingly, after the related tax benefit of $0.5 million, net income for fiscal 2002 was reduced by approximately $0.8 million, or $0.12 per basic and diluted share of common stock. Additionally, as a result of the restatement, Haggar’s consolidated balance sheets at September 30, 2002 and 2003 reflect an increase in total liabilities of $0.6 million and a decrease in total stockholders’ equity of $0.6 million. The restatement had no impact on cash flows from operating, investing or financing activities. The adjustments do not impact the Company’s current cash or liquidity position, nor do they affect the Company’s compliance with its financial covenants under its debt facilities.

The following table sets forth the effects of the restatement adjustments on the Consolidated Statement of Operations and Comprehensive Income for the year ended September 30, 2002:

	2002

	(Amounts in thousands, except per share data)
	As Previously Reported	As Restated

Net sales	$481,831	$481,831
Cost of goods sold	351,704	353,032
Reorganization costs	(3,812)	(3,812)

Gross profit	133,939	132,611
Selling, general and administrative expense	(118,442)	(118,442)
Royalty income	1,326	1,326
Other income (expense), net	613	613
Interest expense	(3,600)	(3,600)

Income before provision for income taxes and
cumulative effect of accounting change	13,836	12,508
Provision for income taxes	5,823	5,264

Income before cumulative effect of accounting
change	$8,013	$7,244
Cumulative effect of accounting change	(15,578)	(15,578)

Net loss	$(7,565)	$(8,334)

Other comprehensive income (loss):
Foreign currency translation adjustment	16	194

Comprehensive loss	$(7,549)	$(8,140)

NET INCOME (LOSS) PER COMMON SHARE:

BASIC
Income before cumulative effect of accounting
change	$1.25	$1.13
Cumulative effect of accounting change	(2.44)	(2.44)

Net loss	$(1.19)	$(1.31)

DILUTED
Income before cumulative effect of accounting
change	$1.25	$1.13
Cumulative effect of accounting change	(2.42)	(2.42)

Net loss	$(1.17)	$(1.29)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheets at September 30, 2003 and 2002:

	September 30,

	2003	2003	2002	2002
(Amounts in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$7,674	$7,674	$4,124	$4,124
Accounts receivable, net	56,528	56,528	64,284	64,284
Inventories, net	96,959	96,959	100,996	100,996
Property held for sale	–	–	2,157	2,157
Deferred tax asset	10,505	10,505	12,087	12,087
Other current assets	3,557	3,557	2,766	2,766

Total current assets	175,223	175,223	186,414	186,414
Property, plant and equipment, net	45,932	45,932	46,195	46,195
Goodwill, net	9,472	9,472	9,472	9,472
Deferred tax asset	–	–	2,077	2,077
Other assets	7,580	7,580	5,819	5,819

Total assets	$238,207	$238,207	$249,977	$249,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,245	$27,395	$30,542	$31,692
Accrued liabilities	31,898	31,339	35,669	35,110
Accrued wages and other employee compensation	7,228	7,228	6,713	6,713
Current portion of long-term debt	3,671	3,671	3,742	3,742

Total current liabilities	69,042	69,633	76,666	77,257
Other non-current liabilities	9,554	9,554	8,247	8,247
Deferred tax liability	523	523	–	–
Long-term debt	5,671	5,671	21,343	21,343

Total liabilities	84,790	85,381	106,256	106,847

Stockholders’ equity:
Preferred stock	–	–	–	–
Common stock	872	872	866	866
Additional paid-in capital	43,653	43,653	42,911	42,911
Cumulative translation adjustment	(163)	15	(534)	(356)
Retained earnings	134,016	133,247	125,439	124,670

Less – Treasury stock	(24,961)	(24,961)	(24,961)	(24,961)

Total stockholders’ equity	153,417	152,826	143,721	143,130

Total liabilities and stockholders’ equity	$238,207	$238,207	$249,977	$249,977

Overview

The Company designs, manufactures, imports and markets in the United States and abroad, casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests. The Company’s operations are organized into three business segments, wholesale, retail and licensing, each of which offers similar products through different distribution channels. The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products. The Company’s retail segment markets Haggar® branded products through 70 Company operated retail stores located in outlet and strip malls throughout the United States. The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during fiscal 2004.

Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, impairment of long-lived assets, including goodwill, litigation, workers’ compensation liabilities, revenue recognition, reorganization charges and tax assessments. Management bases its estimates and judgments on the Company’s substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our trade customers to make required payments. The Company provides an allowance for customer accounts based on historical collection and write-off experience, and a specific allowance for any individually significant customers who are known to be experiencing financial difficulties. Judgment is critical because some wholesale customers have experienced financial difficulties. If the financial condition of such wholesale customers were to worsen, additional allowances might be required.

Inventories

The Company’s inventories are valued at the lower of cost or market value. All stock-keeping units (SKUs) in inventory are evaluated to determine excess or slow moving SKUs based on orders on hand and projections of future demand and market conditions. For those units in inventory that are so identified, the Company estimates market value or net sales value based on current realization trends. If the projected net sales value is less than cost, on an individual SKU basis, inventory is valued at the projected net sales value. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. The Company also identifies slow moving and obsolete piece goods and trimming supplies that are not forecasted to be used in production and records an allowance for those items. Additionally, the Company relies on cycle counts at its warehouse and distribution center to measure inventory quantities on hand, as a full physical inventory is not performed on an annual basis. The Company records a reserve to reflect estimated count differences based on the results of cycle counts performed.

Impairment of Long-Term Assets, Including Goodwill

In assessing the recoverability of the Company’s fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Litigation and Tax Assessments

From time to time, the Company is subject to lawsuits and other claims, primarily related to employees. The Company assesses the likelihood of any adverse judgments or outcomes of these matters as well as the potential range of any probable losses. If, after careful analysis, an adverse outcome is deemed probable, the Company accrues the minimum amount of the estimated range of loss. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters. The Company does not presently believe that any such matter will have a material adverse effect on the Company.

Additionally, the Company is periodically engaged in various tax audits by federal and state governmental authorities incidental to its business activities. The Company records reserves for its estimated exposures related to these audits. It is possible that additional losses associated with these audits will be incurred, and the amounts could be material.

Healthcare and Workers’ Compensation Liabilities

The Company records estimates for certain healthcare and workers’ compensation costs that are self-insured programs. These reserves and the related benefit expenses are developed using actuarial principles and assumptions which consider a number of factors, including historical claim experiences. Quarterly, the Company estimates the relevant factors, based primarily on historical data, and uses this information in its reserve calculations. An extensive degree of judgment is used in this estimation process. Should a greater amount of claims occur than what was estimated or costs of known claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional charges to the consolidated financial statements could be required.

Revenue Recognition

Revenue from the sale of products is generally recognized upon the transfer of title and risk of ownership to customers. Revenue from sales at the Company’s retail stores are recognized when goods are sold to customers. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized as a deduction to net sales. On a seasonal basis, the Company also negotiates price adjustments with retailers as sales incentives or margin support, which are also recorded as a deduction to sales. The Company estimates the cost of such allowances, returns, discounts, and other adjustments on an ongoing basis considering historical trends, actual and projected sales results and an evaluation of current economic conditions. Significant management judgments and estimates must be made and are used in connection with establishing these adjustments in any accounting period. Material differences may result in the amount of the Company’s revenues for any period if management makes different judgments or utilizes different estimates.

Reorganization Charges

To remain competitive in the apparel marketplace and to provide high-quality, low-cost products as a value to its customers, it is the Company’s policy, on an ongoing basis, to assess the ability of its business operations to contribute sustained profitability. As a result of this policy, the Company records reorganization charges to reduce its manufacturing, selling and administrative cost structures and exit underperforming businesses. These charges are based on judgments about the future net realizable value of assets of closed facilities, net realizable value of other assets to be disposed of and exit costs to be incurred for severance and other liabilities. If actual amounts differ from the estimates, adjustments will be required in future consolidated statements of operations and comprehensive income.

Results of Operations

The following table sets forth selected consolidated financial data expressed in dollars and as a percentage of net sales for each of the fiscal years ended September 30, 2004, 2003 and 2002.

	September 30,

(Dollars in thousands)	2004		2003		2002 Restated

Income Statement Data:
Net sales	$487,890	100.0%	$482,375	100.0%	$481,831	100.0%
Cost of goods sold	347,581	(71.2)	353,091	(73.2)	353,032	(73.3)
Reorganization costs	–	–	–	–	(3,812)	0.8

Gross profit	140,309	28.8	129,284	26.8	132,611	27.5
Selling, general and administrative expenses	(125,655)	(25.8)	(119,300)	(24.8)	(118,442)	(24.6)
Royalty income	1,203	0.2	1,593	0.3	1,326	0.3
Other income (expense), net	692	0.1	6,687	1.4	613	0.1
Interest expense	(1,706)	(0.3)	(2,535)	(0.5)	(3,600)	(0.7)

Income (loss) before provision (benefit) for
income taxes and cumulative effect of
accounting change	14,843	3.0	15,729	3.2	12,508	2.6
Provision (benefit) for income taxes	5,435	1.1	5,873	1.2	5,264	1.1

Income (loss) before cumulative effect of
accounting change	9,408	1.9	9,856	2.0	7,244	1.5
Cumulative effect of accounting change	–	–	–	–	(15,578)	(3.2)

Net income (loss)	$9,408	1.9%	$9,856	2.0%	$(8,334)	(1.7)%

Business Reorganization Activities

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

In conjunction with the closure of the Company’s Edinburg, Texas manufacturing facility in fiscal 2001, the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property, and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2.2 million reversal was recorded as a credit to reorganization costs in the income statement in the second quarter of fiscal 2002. In March 2003, the Company sold the facility for net cash proceeds of $2.5 million. The sale resulted in a pre-tax gain of approximately $0.3 million, which was recorded in other income (expense), net.

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

The following summarizes the reorganization costs included in gross profit for the fiscal year ended September 30, 2002 (in thousands):

Weslaco, Texas cutting facility closing	$1,000

Edinburg, Texas facility write-down reversal	(2,157)

Dominican Republic manufacturing facility
closing	589

Reduction of legal reserve	(3,244)

Total reorganization costs	$(3,812)

In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating six employees. As a result, the Company recorded a $1.0 million pre-tax charge to operations in selling, general and administrative expenses. The sales force reorganization has been completed and actual amounts approximated the initial $1.0 million charge.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net sales increased $5.5 million, or 1.1%, to $487.9 million in fiscal 2004, compared to net sales of $482.4 million in fiscal 2003. Unit sales increased 0.3%, and the average sales price increased 0.8%. The increase in sales is mainly due to the strong performance of the Kenneth Cole® and Claiborne® licensed products for a combined $16.4 million increase in fiscal 2004, improved sales of private label programs resulting in a $7.5 million increase in fiscal 2004, a $1.0 million increase in sales at the Company’s United Kingdom subsidiary and increased sales in the Company’s retail division for an increase of $6.3 million in fiscal 2004. These increases were partially offset by a $21.8 million reduction in the Haggar® branded business, as sales volume shifted toward the Kenneth Cole® and Claiborne® licensed programs, and a $3.9 million net decrease in sales at the Women’s Wear subsidiary due to a reduction in sales to specialty stores.

Gross Profit

Gross profit as a percentage of net sales increased to 28.8% in fiscal 2004, compared to 26.8% in fiscal 2003. The increase in gross profit percentage was primarily related to a 4.2% increase in gross margin on women’s wear sales, due to strategic reductions in fixed overhead and manufacturing costs for the women’s division, lower costs for men’s private label product sourcing, resulting in a 1.4% increase in gross margin on sales of these products, and a 1.9% increase in gross margin on sales at the Company’s retail stores.

Selling, General and Administrative Expenses

Selling, general and administrative expense as a percentage of net sales increased to 25.8% in fiscal 2004 from 24.8% in fiscal 2003. The $6.4 million, or 5.3%, increase in selling, general and administrative expenses primarily related to $0.8 million in one-time expenses incurred due to the global headquarters relocation, $0.4 million in severance charges related to the termination of three sales force employees, a $1.4 million increase in bonuses to employees, a $0.9 million increase in employee benefit costs, a $0.9 million increase in expenses related to the United Kingdom subsidiary due to exchange rate fluctuations and costs related to the transfer of operations to a licensee and $2.4 million in additional volume-related expenses consistent with the sales increase for Kenneth Cole®, retail stores and other programs. The increases were partially offset by a $0.4 million decrease in legal expenses, as fiscal 2003 included both $1.2 million in legal and professional fees incurred in a proxy contest involving a Company stockholder and $0.5 million related to the settlement of a lawsuit with the landlord of the Company’s former Women’s Wear subsidiary headquarters. Fiscal 2004 legal expenses primarily consisted of a $1.0 million charge in connection with a wrongful termination lawsuit, as well as miscellaneous legal and professional fees related to the Company’s other ongoing lawsuits.

Royalty Income

Royalty income decreased $0.4 million, or 24.5%, primarily due to the termination of an agreement with one international licensee during fiscal 2004.

Other Income, Net

Other income, net, decreased $6.0 million, or 89.6%, to $0.7 million for fiscal 2004, compared to $6.7 million in fiscal 2003, primarily because fiscal 2003 included the $5.9 million pre-tax gain on the sale of the Company’s corporate headquarters facility. Fiscal 2003 also included a pre-tax gain on the sale of the Edinburg, Texas manufacturing facility of $0.3 million. Other income in fiscal 2004 included a pre-tax gain on the sale of another property of $0.2 million.

Interest Expense

Interest expense decreased $0.8 million, or 32.7%, to $1.7 million, compared to $2.5 million in fiscal 2003, primarily due to significantly reduced debt levels, including borrowings under the Company’s revolving credit facility, throughout the fiscal year, combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax was 36.6% in fiscal 2004. Comparatively, the Company’s income tax provision as a percentage of income before income tax was 37.3% in fiscal 2003. The fiscal 2004 and 2003 effective rates exceeded the statutory federal tax rate of 35% primarily as a result of state income taxes. In fiscal 2004, the Company reached a preliminary agreement with the Internal Revenue Service covering tax years 1993 to 1998 and, as a result, recorded a $0.1 million tax benefit to reduce previously accrued income tax and related interest liabilities. The 0.7% decrease in the effective tax rate in fiscal 2004 as compared to fiscal 2003 is primarily due to this tax benefit.

Fiscal 2003 Compared to Fiscal 2002

Net Sales

Net sales increased $0.5 million, or 0.1%, to $482.4 million in fiscal 2003, compared to net sales of $481.8 million in fiscal 2002. The increase in net sales during fiscal 2003 is primarily attributable to $9.1 million in increased sales of Haggar® branded products to a few key customers due to the introduction of new programs in fiscal 2003, a $1.8 million increase in Claiborne® sales primarily due to increased orders for casual pants and $4.0 million in sales from the Kenneth Cole® license agreement entered into in fiscal 2003. These increases were offset by a $5.3 million net decrease in sales at the Women’s Wear subsidiary due to a reduction in sales to specialty stores, a $1.7 million decrease in private label program sales and a $7.6 million decrease due to the expiration of the DKNY® license in June 2003. Unit sales increased 6.0%, and the average sales price decreased 5.9%.

Gross Profit

Gross profit as a percentage of net sales decreased to 26.8% in fiscal 2003, compared to 27.5% in fiscal 2002. Absent the impact of the reorganization costs previously discussed, the gross profit percentage would have been comparable to fiscal 2003, or 26.7%, in fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expense as a percentage of net sales was 24.8% in fiscal 2003 which is comparable to 24.6% in fiscal 2002. The $0.9 million, or 0.7%, increase in selling, general and administrative expenses primarily relates to an increase in media advertising expense of $3.1 million to introduce the Haggar® Comfort Equipped™ waistband pants, $1.2 million in legal and professional fees incurred in a proxy contest involving a Company stockholder, $0.5 million related to the settlement of a lawsuit with the landlord of the Company’s Women’s Wear subsidiary headquarters, a $0.2 million severance charge related to a reduction in force in the Women’s Wear subsidiary and a net increase of $0.3 million in other selling, general and administrative expenses. The expense increases were offset by a $3.4 million decrease in co-operative advertising expense and a $1.0 million severance charge related to a reduction of the Company’s sales force in fiscal 2002.

Royalty Income

Royalty income increased $0.3 million, or 20.1%, to $1.6 million for fiscal 2003, compared to $1.3 million in fiscal 2002 primarily due to an increase in sales for the Company’s licensees, as well as increased contractual minimum royalties due from some of the Company’s licensees during the fiscal year.

Other Income, Net

Other income increased $6.1 million, or 10.2%, to $6.7 million for fiscal 2003, compared to $0.6 million in fiscal 2002, primarily because fiscal 2003 included the $5.9 million pre-tax gain on the sale of the Company’s corporate headquarters facility. The Company also sold manufacturing facilities during each of the fiscal years for pre-tax gains of $0.3 million and $0.5 million during fiscal 2003 and 2002, respectively.

Interest Expense

Interest expense decreased $1.1 million, or 29.6%, to $2.5 million, compared to $3.6 million in fiscal 2002, primarily due to significantly reduced debt levels, including borrowings under the Company’s revolving credit facility, throughout the fiscal year, combined with lower interest rates on variable rate debt.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 37.3% in fiscal 2003. Comparatively, the Company’s income tax provision as a percentage of income before income tax and cumulative effect of accounting change was 42.1% in fiscal 2002. The fiscal 2003 effective rate exceeded the statutory federal tax rate of 35% primarily as a result of state income taxes. The 2002 effective rate exceeded the statutory federal tax rate of 35% primarily as a result of state income taxes and the impact of the adoption of SFAS No. 142. The 4.8% decrease in the effective rate from fiscal 2002 to fiscal 2003 is primarily due to foreign losses incurred in 2002 which did not recur in 2003 and certain other permanent items.

Cumulative Effect of Accounting Change

On October 1, 2001, the Company adopted SFAS No. 142 and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of the Women’s Wear subsidiary. Subsequent to the acquisition, pricing pressures and a weak retail environment for women’s apparel resulted in a revised earnings forecast for the Women’s Wear business. In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows. As a result of this appraisal, the Company recorded a $15.6 million impairment charge to reflect the decrease in the carrying amount of goodwill from $25.1 million to $9.5 million.

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels. The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers. The Company also operates two other segments, including the retail segment, which markets Haggar® branded products through 70 Company operated stores located in outlet and strip malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas. The Company evaluates performance and allocates Company resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales. Additionally, there is no profit recorded on sales from the wholesale segment to the retail segment. The accounting policies of the segments are the same as those described in Note 1 to the Company’s consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” Segment profit (loss) is comprised of segment income before interest expense, provision for income taxes and cumulative effect of accounting change.

The table below reflects the Company’s segment results for all periods presented (in thousands):

	Wholesale	Retail	Licensing	Consolidated

2004
Net sales	$435,075	$52,815	$–	$487,890
Segment profit	$13,598	$1,748	$1,203	$16,549

2003
Net sales	$435,844	$46,531	$–	$482,375
Segment profit (loss)	$17,163	$(492)	$1,593	$18,264

2002 (As restated)
Net sales	$435,550	$46,281	$–	$481,831
Segment profit (loss)	$16,145	$(1,363)	$1,326	$16,108

Wholesale Segment

Wholesale segment net sales decreased $0.7 million, or 0.2%, to $435.1 million in fiscal 2004 from $435.8 million in fiscal 2003. The decrease primarily related to a $21.8 million decrease in sales of Haggar® branded products and a $3.9 million net decrease in sales at the Women’s Wear subsidiary due to a reduction in sales to specialty stores, offset by a combined increase in sales of Kenneth Cole® and Claiborne® products of $16.4 million in fiscal 2004, a $1.0 million increase in sales at the Company’s United Kingdom subsidiary and a $7.5 million increase in sales for private label programs.

Wholesale segment net sales increased $0.2 million, or 0.1%, to $435.8 million in fiscal 2003 from $435.6 million in fiscal 2002. The increase is primarily due to $9.1 million in increased sales of Haggar® branded products, a $1.8 million increase in Claiborne® products and $4.0 million in sales from the Kenneth Cole® license agreement entered into in fiscal 2003. The increases were substantially offset by a $5.3 million net decrease in women’s wear sales due to a reduction in sales to specialty stores, a $1.7 million decrease in private label program sales and a $7.6 million decrease due to the expiration of the DKNY® license agreement in June 2003.

Wholesale segment profit decreased $3.6 million, or 20.8%, to $13.6 million in fiscal 2004 from $17.2 million in fiscal 2003. The decrease is primarily attributable to the $5.9 million pre-tax gain included in fiscal 2003 from the sale of the corporate headquarters facility and a $4.8 million increase in selling, general and administrative expenses primarily related to $0.8 million in one-time expenses incurred due to the global headquarters relocation, $0.4 million in severance charges related to the termination of three sales force employees, a $1.4 million increase in bonuses to employees, a $0.9 million increase in employee benefit costs, a $0.9 million increase in expenses related to the United Kingdom subsidiary due to exchange rate fluctuations and costs related to the transfer of operations to a licensee and $2.4 million in additional volume-related expenses consistent with the sales increase for Kenneth Cole® and other programs. The increases were partially offset by a $0.4 million decrease in legal expenses, as fiscal 2003 included both $1.2 million in legal and professional fees incurred in a proxy contest involving a Company stockholder and $0.5 million related to the settlement of a lawsuit with the landlord of the Company’s former Women’s Wear subsidiary headquarters. Fiscal 2004 legal expenses primarily consisted of a $1.0 million charge in connection with a wrongful termination lawsuit, as well as miscellaneous legal and professional fees related to the Company’s other ongoing lawsuits. The decreases were offset by improved gross margin for the wholesale segment by 1.7% in 2004. The increase in gross profit percentage was primarily related to a 4.2% increase in gross margin on women’s wear sales, due to strategic reductions in fixed overhead and manufacturing costs for the women’s division, and lower costs for men’s private label product sourcing resulting in a 1.4% increase in gross margin on sales of these products.

Wholesale segment profit increased $1.0 million, or 6.3%, to $17.2 million in fiscal 2003 from $16.2 million in fiscal 2002. The increase is primarily attributable to the $5.9 million pre-tax gain recorded in fiscal 2003 from the sale of the corporate headquarters facility, offset by a $3.8 million benefit from reorganization activities which occurred in fiscal 2002.

Retail Segment

Retail segment net sales increased $6.3 million, or 13.5%, to $52.8 million in fiscal 2004 from $46.5 million in fiscal 2003. The increase is primarily attributable to the Company’s ongoing strategy to identify and close underperforming stores and open new stores, as well as increased sales at existing stores.

Retail segment net sales increased $0.2 million, or 0.5%, to $46.5 million in fiscal 2003 from $46.3 million in fiscal 2002. The increase is primarily attributable to a net increase in the number of retail stores from 68 stores in fiscal 2002 to 70 stores in fiscal 2003, as well as overall increased sales at existing stores.

Retail segment income increased $2.2 million to a $1.7 million profit in fiscal 2004, compared to a $0.5 million loss in fiscal 2003. The increase is primarily attributable to increased sales as well as a 1.9% increase in gross margins due to changes in the segment’s product mix.

Retail segment loss decreased $0.9 million, or a $0.5 million loss in fiscal 2003, compared to a $1.4 million loss in fiscal 2002. The decrease is primarily attributable to a $0.7 million reduction in selling, general and administrative expenses at the Company’s retail stores, including in-store marketing and depreciation expense.

Licensing Segment

Licensing segment profit decreased $0.4 million, or 24.5%, to $1.2 million in fiscal 2004, compared to $1.6 million in fiscal 2003 primarily due to the termination of an agreement with one international licensee during fiscal 2004.

Licensing segment profit increased $0.3 million, or 20.1%, to $1.6 million in fiscal 2003, compared to $1.3 million in fiscal 2002. The increase is primarily due to increased sales by the Company’s licensees.

Seasonality

The Company’s sales have exhibited some seasonality with higher sales and income in the second and fourth fiscal quarters, which are prior to and during the selling seasons for spring and fall merchandise, respectively, which reflect the buying patterns of the Company’s customers. The following table presents certain data for each of the Company’s last eight fiscal quarters. The quarterly data is unaudited but gives effect to all adjustments (consisting of normal recurring adjustments) necessary, in the opinion of management of the Company, to present fairly the data for such periods (dollars in thousands, except per share data).

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	2004	$107,729	$132,071	$116,347	$131,743
	2003	113,907	135,487	107,435	125,546

Gross profit	2004	$31,316	$36,903	$32,238	$39,852
	2003	28,604	34,849	31,269	34,562

Selling general and
administrative expenses (1)	2004	$29,569	$32,492	$29,368	$34,226
	2003	31,510	32,012	26,556	29,222

Income before provision (benefit) for income	2004	$1,916	$4,323	$2,702	$5,902
taxes (2)	2003	(3,320)	3,022	4,623	11,404

Net income (loss) (2)	2004	$1,185	$2,671	$1,670	$3,882
	2003	(2,005)	1,831	2,704	7,326

Net income (loss) per common share and	2004	$0.18	$0.38	$0.23	$0.54
common share equivalent on a diluted basis (2)	2003	(0.31)	0.29	0.42	1.12

(1)	During the first and second quarters of fiscal 2004, the Company recorded $0.1 million and $0.7 million, respectively, in one-time expenses incurred due to the global headquarters relocation. During the second quarter of fiscal 2004, the Company accrued $0.5 million in connection with a wrongful termination lawsuit. The Company accrued an additional $0.5 million related to the lawsuit during the fourth quarter of fiscal 2004. During the second and third quarters of fiscal 2003, the Company incurred $0.3 million and $0.9 million, respectively, in legal and professional fees in connection with a proxy contest involving a Company stockholder. During the second quarter of fiscal 2003, the Company incurred $0.5 million related to settlement of a lawsuit with the landlord of the Women’s Wear subsidiary headquarters. During the third quarter of fiscal 2003, the Company incurred $0.2 million related to a reduction in force in the Women’s Wear subsidiary.

(2)	During the fourth quarter of fiscal 2003, the Company recorded a pre-tax gain on the sale of its corporate headquarters of $5.9 million.

Related Party Transactions

A director of the Company, who became a director in fiscal 2002, is a partner of a law firm that rendered various legal services for the Company during fiscal 2004, 2003 and 2002. The Company paid the law firm approximately $0.9 million, $0.5 million and $0.6 million for legal services during fiscal 2004, 2003 and 2002, respectively. Management believes that all amounts paid by the Company were at the usual and customary rates charged to other clients of the law firm. There were $0.1 million in unpaid fees due to the law firm at both September 30, 2004 and 2003, which were included in accrued liabilities.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flows from operations and borrowings under its unsecured revolving credit facility. As of September 30, 2004, the Company had cash and cash equivalents of $30.7 million.

In May 2004, the Company amended and restated its unsecured revolving credit agreement (the “Agreement”) with certain banks primarily to extend the maturity date to June 30, 2007 and increase the maximum borrowings to $111.0 million. As of September 30, 2004, the Company had no amounts outstanding under the Agreement. The available borrowing capacity was restricted to $56.5 million at September 30, 2004, under the Agreement’s funded debt to operating cash flow covenant. The Company incurred approximately $0.4 million in commitment fees related to the available borrowing capacity during fiscal 2004. The interest rates for borrowings ranged from 2.29% to 4.0% during fiscal 2004, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company. The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios. The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend. As of September 30, 2004, the Company was in full compliance with its financial and other covenants under the Agreement.

Long-term debt includes $2.1 million in Industrial Development Revenue (“IDR”) bonds at September 30, 2004. Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax-exempt obligations, as defined in the agreement. The interest rate at September 30, 2004, was 1.74%. The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006. The Company plans to make the scheduled annual principal payment of $0.1 million in fiscal 2005 and prepay the remaining balance of $2.0 million in fiscal 2006. The IDR bonds are collateralized by certain buildings and equipment of $0.5 million as of September 30, 2004.

During fiscal 2004, the Company repaid $7.1 million in senior notes. Of these payments, $3.6 million were not due until October 2004. The notes bore interest payable semi-annually at 8.49% per annum. The Company incurred a nominal penalty related to this prepayment which was included in interest expense for fiscal 2004.

As of September 30, 2004 and 2003, the Company had outstanding $24.7 million and $36.0 million, respectively, of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. These trade letters of credit, generally for periods of less than six months, will only be paid upon satisfactory shipment of the inventory to the Company. The decrease in trade letters of credit was primarily related to the timing of payment for in-transit inventory during fiscal 2004 as compared to fiscal 2003. As of September 30, 2004 and 2003, the Company had entered into $7.1 million and $7.0 million, respectively, of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

In December 1999, the Company entered into an operating lease of the Company’s corporate aircraft, which contains a residual guarantee for the market value of the aircraft at the end of the lease term in December 2004. Under the lease, the Company has the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party. If the sale proceeds are less than $4.0 million, the Company is required to reimburse the lessor for the deficiency. If the sale proceeds exceed $4.0 million, the Company is entitled to all of such excess amounts.

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing a $0.9 million expected deficiency in fiscal 2003. The Company obtained an updated estimate as of June 30, 2004, which reflected a revised market value for the aircraft of $3.3 million. As of September 30, 2004, the Company included $0.7 million in accrued liabilities, which had been accrued based on the previous estimate of the market value of the aircraft. As the amount accrued as of September 30, 2004 represents the anticipated deficiency based on the most recent estimate of market value, the Company will not record additional accruals related to the residual value guarantee until the lease termination date. On November 23, 2004, the Company entered into a contract with a third party to sell the aircraft for proceeds of $3.3 million, net of sales commissions and expenses.

During fiscal 1991, the Company entered into split-dollar life insurance agreements with trusts established by three former officers of the Company. Pursuant to these agreements, the Company is entitled to the cumulative premiums it has paid on the policies less the Company’s interest in policy loans and related accrued interest. No further premiums are due on these policies. The Company’s interest in the policies was $1.1 million at September 30, 2004 and 2003, which is net of $9.1 million in policy loans made to the Company bearing interest at rates ranging from 6.2% to 6.5%, and is recorded in other assets on the balance sheet. Interest expense for the years ended September 30, 2004, 2003 and 2002 was $0.6 million, $0.6 million and $0.7 million, respectively, related to these policy loans.

The Company was notified of the death of one of the insured former officers on September 29, 2004. The insurance company applied the proceeds directly to the $4.0 million in outstanding loans related to this policy, and the Company received the net proceeds related to this policy in November 2004.

On October 6, 2004, the Company executed the surrender of $1.2 million in accumulated cash dividends on the second of these policies, resulting in a reduction of the policy loans for this amount. In November 2004, the Company repaid the remaining policy loans of $3.9 million for these policies.

During fiscal 2004, the Company paid quarterly dividends of $0.05 per share, aggregating $1.4 million, $0.3 million of which were cash dividends declared during the fourth quarter of fiscal 2003. During the fourth quarter of fiscal 2004, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on November 1, 2004. The fourth quarter dividend of approximately $0.4 million was paid in November 2004.

The Company has been authorized by the Board of Directors to purchase up to 3,000,000 shares of the Company’s stock. As of September 30, 2004, the Company had purchased 2,242,183 shares of stock. The Company did not purchase any shares in fiscal 2003 or fiscal 2004. However, the Company reinstituted its stock buyback plan on November 8, 2004. As of December 6, 2004, the Company had purchased 65,400 shares of outstanding stock since September 30, 2004.

The Company has other contractual obligations and commercial commitments as described below in “Disclosures About Contractual Obligations And Commercial Commitments”.

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

The ongoing evaluation for impairment of the goodwill related to the 1999 acquisition of the Women’s Wear subsidiary requires significant management estimation and judgment. Changes in overall business strategy, negative industry or economic trends or actual results which do not meet the Company’s current plan for the women’s wear business may trigger a future impairment charge, which could negatively affect the Company’s results of operations in the period in which the charge is recorded. Based on the Company’s evaluation for impairment of goodwill of $9.5 million at September 30, 2004, the carrying value of the women’s wear business unit was $22.2 million, compared to the Company’s independent appraisal of the fair value of the business unit of $25.5 million.

The Company believes that the cash flows from operations and the funds available under its revolving credit facility will be adequate to meet its working capital, debt service, anticipated capital expenditures and related financing needs for calendar 2005. The Company’s future cash flows from operations may be impacted by factors including, but not limited to:

  the ability of the Company to retain existing customers,
  the cancellation or delay of customer orders,
  changes in sales mix,
  capital expenditures,
  changes in general economic conditions,
  management’s effectiveness in managing the manufacturing and sourcing process, and the ability to collect in full, and in a timely manner, amounts due the Company.

The Company is dependent upon its ability to retain existing customers. The Company’s failure to retain existing customers could significantly affect future profitability. The timing and volume of customer purchases can vary significantly from period to period, and there is no assurance that the volume from any particular customer will continue beyond the current period. The loss of business of one or more principal customers or a change in the number or character of orders from a particular customer could have a material adverse effect on the Company.

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

The Company’s effectiveness in managing its manufacturing and sourcing processes will have a direct impact on its future profitability. The Company regularly makes decisions that affect production schedules, shipping schedules, and inventory levels. The Company relies on its suppliers to execute management’s production and shipping plans. The Company’s effectiveness in managing these areas could impact future profitability.

The Company’s trade accounts receivable potentially expose the Company to concentrations of credit risk as the majority of its customers are in the retail apparel industry. The Company performs ongoing credit evaluations of its customers’ financial conditions and establishes an allowance for doubtful accounts based upon factors related to the credit risk of specific customers, historical trends and other information.

Fiscal 2004 Cash Flow Results

Net cash provided by operating activities increased $10.6 million, or 52.7%, to $30.6 million in fiscal 2004, compared to $20.0 million in fiscal 2003. The increase in cash provided by operating activities was primarily attributable to reduced inventory, increased accounts payable levels and increased accrued liabilities related to in-transit inventory due to management of inventory lead times and payment terms for purchases, partially offset by decreased cash from accounts receivable, as the Company collected additional cash from receivables in fiscal 2003 related to increased sales near the end of fiscal 2002.

Net cash used in investing activities increased $2.4 million, or 393.5%, to $3.0 million in fiscal 2004, compared to $0.6 million in fiscal 2003. Investing activities for fiscal 2004 included $2.8 million related to capital improvements of the new global headquarters facility, $1.3 million of which were financed with funds transferred from restricted cash. The remaining capital expenditures for fiscal 2004 related to the development of retail stores. Fiscal 2003 investing activities included $17.5 million in proceeds from the sale of the Company’s former headquarters facility, offset by $16.0 million in cash used to purchase the new global headquarters facility.

Net cash used in financing activities decreased $11.2 million, or 70.3%, to $4.7 million in fiscal 2004, compared to $15.9 million in fiscal 2003. The decrease in net cash used in financing activities was primarily due to a reduction in net repayments on long-term debt during fiscal 2004 and proceeds from the exercise of employee stock options, partially offset by a decrease in book overdrafts.

Effects of Inflation

Inflation did not materially impact the Company in fiscal 2004, 2003 or 2002.

Disclosures About Contractual Obligations And Commercial Commitments

The following table summarizes the Company’s future contractual obligations and payment commitments as of September 30, 2004:

Payments Due By Fiscal Years (In thousands)

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt (1)	$100	$2,000	$–	$–	$2,100

Operating leases (2)	7,229	10,140	3,239	1,324	21,932

Minimum royalties under
licenses (3)	2,758	1,182	–	–	3,940

Letters of credit (4)	31,786	–	–	–	31,786

Total contractual
cash obligations	$41,873	$13,322	$3,239	$1,324	$59,758

(1) Long-term debt includes annual installment payments due for the IDR bonds of $0.1 million through fiscal 2005, with a final payment of $2.0 million in fiscal 2006. The IDR bonds mature in fiscal 2026, however the Company has the option to prepay the balance without penalty in fiscal 2006. The Company plans to make the scheduled annual principal payment of $0.1 million in fiscal 2005 and prepay the remaining balance of $2.0 million in fiscal 2006.

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

(4) Letters of credit include $24.7 million of trade letters of credit and $7.1 million of standby letters of credit. Trade letters of credit are for the purchase of inventory from foreign suppliers. These trade letters of credit, generally for periods of less than six months, will be paid upon satisfactory shipment of the inventory to the Company. Standby letters of credit represent contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claim obligations.

Recently Issued and Adopted Financial Accounting Standards

On December 23, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (Revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” SFAS No. 132 increases the existing disclosure requirements by requiring companies to disclose more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has determined that no additional disclosures are required due to the immateriality of the Company’s pension plan assets and benefit obligations

In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”. The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. This exposure draft would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure”. Management will continue to evaluate the impact that the exposure draft will have on the Company’s financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rate risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.

As of September 30, 2004, the Company’s exposure to interest rate risk was minimal due to the low level of variable rate debt outstanding.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data - Note 5” for a discussion of the terms of the Company’s credit facilities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accountants, consolidated financial statements and Notes to Consolidated Financial Statements follow.

Report of Independent Registered Public Accountants

To the Board of Directors and Shareholders of Haggar Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows, after the restatement described in Note 2, present fairly, in all material respects, the financial position of Haggar Corp. and its subsidiaries (the “Company”) at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as of October 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
December 3, 2004

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,

	2004	2003 (Restated)

Assets
Current assets:
Cash and cash equivalents	$30,667	$7,674
Accounts receivable, net	56,132	56,528
Inventories, net	95,229	96,959
Deferred tax asset	11,021	10,505
Other current assets	7,392	3,557

Total current assets	200,441	175,223

Property, plant and equipment, net	44,394	45,932
Goodwill, net	9,472	9,472
Other assets	7,165	7,580

Total assets	$261,472	$238,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,621	$27,395
Accrued liabilities	36,678	31,339
Accrued wages and other
employee compensation	8,538	7,228
Current portion of long-term debt	100	3,671

Total current liabilities	75,937	69,633

Other non-current liabilities	12,760	9,554
Deferred tax liability	374	523
Long-term debt	2,000	5,671

Total liabilities	91,071	85,381

Commitments and contingencies

Stockholders’ equity:
Preferred stock – par value $0.10 per share; 250,000
shares authorized and no shares issued and
outstanding at September 30, 2004 and 2003	–	–
Common stock – par value $0.10 per share; 25,000,000
shares authorized and 9,455,679 and 8,718,609 shares
issued at September 30, 2004 and 2003, respectively	945	872
Additional paid-in capital	54,966	43,653
Deferred compensation	(1,796)	–
Cumulative translation adjustment	(9)	15
Retained earnings	141,256	133,247

	195,362	177,787

Less – Treasury stock; 2,242,183 shares at
cost at September 30, 2004 and 2003	(24,961)	(24,961)

Total stockholders’ equity	170,401	152,826

Total liabilities and stockholders’ equity	$261,472	$238,207

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended September 30,

	2004	2003	2002 (Restated)

Net sales	$487,890	$482,375	$481,831
Cost of goods sold	347,581	353,091	353,032
Reorganization costs	–	–	(3,812)

Gross profit	140,309	129,284	132,611
Selling, general and administrative expenses	(125,655)	(119,300)	(118,442)
Royalty income	1,203	1,593	1,326
Other income (expense), net	692	6,687	613
Interest expense	(1,706)	(2,535)	(3,600)

Income before provision
for income taxes and cumulative
effect of accounting change	14,843	15,729	12,508

Provision for income taxes	5,435	5,873	5,264

Income before cumulative effect of
accounting change	9,408	$9,856	$7,244

Cumulative effect of accounting change	–	–	(15,578)

Net income (loss)	$9,408	$9,856	$(8,334)

Other comprehensive income (loss):
Foreign currency translation adjustment	(24)	371	194

Comprehensive income (loss)	$9,384	$10,227	$(8,140)

NET INCOME (LOSS) PER COMMON SHARE:

BASIC
Income before cumulative effect
of accounting change	$1.37	$1.53	$1.13
Cumulative effect of accounting change	–	–	(2.44)

Net income (loss)	$1.37	$1.53	$(1.31)

DILUTED
Income before cumulative effect
of accounting change	$1.34	$1.53	$1.13
Cumulative effect of accounting change	–	–	(2.42)

Net income (loss)	$1.34	$1.53	$(1.29)

Weighted average number of common shares
outstanding:
Basic	6,883	6,424	6,385

Diluted	7,022	6,453	6,429

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock		Deferred Compensation	Additional Paid-In Capital	Retained Earnings (Restated)	Cumulative Translation Adjustment (Restated)	Treasury Stock		Total Stockholders’ Equity (Restated)
	Shares	$					Shares	$

Balance
September 30, 2001	8,591,000	$859	$–	$42,014	$134,310	$(550)	(2,203,705)	$(24,534)	$152,099

Exercise of stock
options
(including tax
benefit)	69,609	7	–	897	–	–	–	–	904

Common stock
dividends declared
($0.20 per share)	–	–	–	–	(1,306)	–	–	–	(1,306)

Purchase of treasury
stock	–	–	–	–	–	–	(38,478)	(427)	(427)

Foreign currency
translation
adjustment	–	–	–	–	–	194	–	–	194

Net loss	–	–	–	–	(8,334)	–	–	–	(8,334)

Balance
September 30, 2002	8,660,609	866	–	42,911	124,670	(356)	(2,242,183)	(24,961)	143,130

Exercise of stock
options
(including tax
benefit)	58,000	6	–	742	–	–	–	–	748

Common stock
dividends declared
($0.20 per share)	–	–	–	–	(1,279)	–	–	–	(1,279)

Foreign currency
translation
adjustment	–	–	–	–	–	371	–	–	371

Net income	–	–	–	–	9,856	–	–	–	9,856

Balance
September 30, 2003	8,718,609	872	–	43,653	133,247	15	(2,242,183)	(24,961)	152,826

Exercise of employee
stock options
(including
tax benefit)	621,444	59	–	9,043	–	–	–	–	9,102

Issuance of common
stock	626	1	–	–	–	–	–	–	1

Issuance of
restricted
stock	125,000	13	(2,480)	2,467	–	–	–	–	–

Cancellation of
restricted stock	(10,000)	–	182	(197)	–	–	–	–	(15)

Amortization of
deferred
compensation	–	–	502	–	–	–	–	–	502

Common stock
dividends declared
($0.20 per share)	–	–	–	–	(1,399)	–	–	–	(1,399)

Foreign currency
translation
adjustment	–	–	–	–	–	(24)	–	–	(24)

Net income	–	–	–	–	9,408	–	–	–	9,408

Balance
September 30, 2004	9,455,679	$945	$(1,796)	$54,966	$141,256	$(9)	(2,242,183)	$(24,961)	$170,401

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,

	2004	2003	2002 (Restated)

Cash Flows from Operating Activities
Net income (loss)	$9,408	$9,856	$(8,334)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Cumulative effect of accounting change	–	–	15,578
Depreciation and amortization	6,080	7,827	8,616
Gain on sale of property, plant and equipment	(232)	(6,343)	(272)
Stock compensation expense	571	–	–
Increase in cash surrender value of officers’ life insurance	(344)	–	–
Reversal of net realizable value on property held for sale	–	–	(2,157)
Tax benefits from employee stock plans	468	40	–
Deferred tax expense (benefit)	423	4,182	(129)
Other	(76)	(203)	19
Changes in assets and liabilities:
Accounts receivable, net	1,989	7,043	7,062
Inventories	1,889	4,167	(3,155)
Other current assets	(3,997)	(659)	(608)
Other non-current assets	136	–	–
Accounts payable	4,603	(3,942)	(9,925)
Accrued liabilities	5,215	(3,771)	10,962
Accrued wages and other employee compensation	1,232	515	1,610
Other non-current liabilities	3,206	1,307	3,376

Net cash provided by operating activities	30,571	20,019	22,643

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,113)	(15,993)	(3,385)
Proceeds from sale of property, plant and equipment	232	17,458	135
Decrease (increase) in restricted cash	1,287	(1,287)	–
Decrease (increase) in other assets	(878)	(786)	610
Proceeds from officers life insurance policies	471	–	–

Net cash used in investing activities	(3,001)	(608)	(2,640)

Cash Flows from Financing Activities
Purchases of treasury stock at cost	–	–	(427)
Proceeds from issuance of long-term debt	66,000	233,000	494,000
Proceeds from exercise of employee stock options	7,540	708	904
Payments on long-term debt	(73,242)	(248,743)	(522,274)
Increase (decrease) in book overdrafts	(3,196)	429	6,000
Debt issuance costs	(420)	–	(614)
Payments of cash dividends	(1,399)	(1,279)	(1,306)

Net cash used in financing activities	(4,717)	(15,885)	(23,717)

Effect of exchange rates on cash and cash equivalents	140	24	38

Increase (decrease) in cash and cash equivalents	22,993	3,550	(3,676)
Cash and cash equivalents, beginning of period	7,674	4,124	7,800

Cash and cash equivalents, end of period	$30,667	$7,674	$4,124

Supplemental disclosure of cash flow information
Cash paid for:
Income taxes, net	$4,966	$6,650	$391
Interest, net of amounts capitalized	$1,861	$2,358	$3,764
Note receivable from sale of property, plant, and equipment	$–	$–	$801

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002

1. Operations and Significant Accounting Policies

Nature of Operations

Haggar Corp., a Nevada corporation, and its subsidiaries (the “Company”) design, manufacture, import and market casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests. The Company’s products are sold primarily to retail stores including major department stores, specialty stores and mass market retailers. The Company offers its premium men’s apparel products under the Haggar® brand name, and also offers more moderately priced lines of products through its mass-market retailer division, The Horizon Group. In addition, the Company offers retailers quality products bearing the retailers’ own labels. Haggar Women’s Wear, Ltd, a subsidiary acquired in 1999, offers women’s apparel under various brand names. The Company’s Haggar Direct, Inc. subsidiary was formed in 1995 for the purpose of developing and operating retail stores located in retail outlet and strip malls throughout the United States. Certain of the Company’s foreign operations are conducted through Haggar Apparel Limited and Haggar Canada Co., which market the Company’s branded products in the United Kingdom and Canada, respectively. Additionally, the Company derives royalty income from the use of its trademarks by manufacturers of various products that the Company does not produce. The Company is headquartered in Dallas, Texas, with manufacturing facilities in Mexico and the Dominican Republic.

Effective October 3, 2004, the Company’s existing wholesale and retail operations in the United Kingdom were assumed by a third party in accordance with a license agreement entered into during the fourth quarter of fiscal 2004.

Basis of Presentation

The consolidated financial statements include the accounts of Haggar Corp., Haggar Clothing Co. (“Clothing Co.”), which is the main operating subsidiary, Haggar Direct, Inc., Haggar Apparel Limited, Haggar Women’s Wear, Ltd, Haggar Canada Co. and all other subsidiaries of Clothing Co. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company incurs book overdrafts when outstanding checks exceed cash in its bank accounts. These book overdrafts are recorded in accounts payable. The Company had $3.2 million and $6.4 million in book overdrafts at September 30, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

Accounts receivable are net of allowances for doubtful accounts of $0.4 million at September 30, 2004 and 2003.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist primarily of trade accounts receivable. The Company’s largest customer, J.C. Penney, accounted for approximately 20%, 20% and 21% of the Company’s net sales during the fiscal years ended September 30, 2004, 2003 and 2002, respectively, and approximately 28% and 32% of the Company’s outstanding trade receivables as of September 30, 2004 and 2003, respectively. The Company’s second largest customer, Kohl’s Department Stores, Inc., accounted for approximately 16% of the Company’s net sales during each of the fiscal years ended September 30, 2004, 2003 and 2002, and approximately 12% and 17% of the Company’s outstanding trade receivables as of September 30, 2004 and 2003, respectively. The Company’s third largest customer, Wal-Mart Stores, Inc., accounted for approximately 10%, 8% and 9% of the Company’s net sales for the fiscal years ended September 30, 2004, 2003, and 2002, respectively, and approximately 10% and 5% of the Company’s outstanding trade receivables as of September 30, 2004 and 2003, respectively. The Company’s fourth largest customer, May Department Stores Company, accounted for approximately 7%, 4% and 4% of the Company’s net sales during the fiscal years ended September 30, 2004, 2003 and 2002, respectively, and approximately 13% and 7% of the Company’s outstanding trade receivables at of September 30, 2004 and 2003, respectively. No other customer accounted for more than 10% of consolidated revenues or trade receivables for the fiscal year ended September 30, 2004. The loss of the business of one or more of the Company’s larger customers could have a material adverse effect on the Company’s results of operations. The Company has no long-term commitments or contracts with any of its customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairments, if any, are measured based on the fair value of the related assets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed at the end of the Company’s fourth quarter. Losses, if any, resulting from impairment tests are reflected in operating income in the income statement.

Revenue Recognition

Revenue from the sale of products is generally recognized upon the transfer of title and risk of ownership to customers. Revenue from sales at the Company’s retail stores are recognized when goods are sold to customers. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized as a deduction to net sales. The Company also negotiates price adjustments with retailers as sales incentives or margin support, which are also recorded as a deduction to sales. The Company estimates the cost of such allowances, returns, discounts, and other adjustments on an ongoing basis considering historical trends, actual and projected sales results and an evaluation of current economic conditions.

Advertising

Production costs of commercials and programming are charged to operations in the period first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. For fiscal years 2004, 2003 and 2002, total advertising expense was $12.3 million, $12.0 million and $13.2 million, respectively, and is recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense. For the fiscal years ended September 30, 2004, 2003 and 2002, such costs were $11.9 million, $12.3 million and $12.6 million, respectively.

Foreign Currency Translation and Remeasurement

The consolidated financial statements of the Company are prepared in United States dollars as this is the currency of the primary economic environment in which the Company operates, and the majority of the Company’s revenue is received and expenses are disbursed in United States dollars. Non-U.S. assets and liabilities are translated or remeasured into United States dollars using the year-end exchange rates. Revenues and expenses are translated or remeasured at average exchange rates during the year. As the functional currency of the Company’s United Kingdom subsidiary is British pounds, net foreign currency translation gains or losses are recorded in the equity section of the balance sheet as comprehensive income. As the functional currency of the Company’s operations in Canada, Dominican Republic, and Mexico is United States dollars, net foreign currency translation gains or losses are recorded in other income (expense), net.

Income Taxes

The Company has recorded its provision for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect at the time such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the probability of realizing its deferred tax assets on an ongoing basis. This evaluation includes estimating the Company’s future taxable income in each of the taxing jurisdictions in which the Company operates as well as the feasibility of tax planning strategies. Based on this evaluation at September 30, 2004 and 2003, the Company determined that no valuation allowance was required.

Use of Estimates

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

Long-Term Incentive Plans

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

On May 1, 2003, the Company adopted a new stockholder approved long-term incentive plan which authorizes the Company to issue up to 575,000 additional shares in connection with options, restricted shares and rights without accompanying options granted to directors, officers or employees of the Company. The terms and vesting periods will be determined as each option is granted, but the option price cannot be less than the fair market value of the common stock at the grant date.

The Company accounts for its long-term incentive plans under Accounting Principles Board (“APB”) Opinion No. 25. As required under SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income and net income per common share are as follows (in thousands, except per share amounts):

	2004	2003	2002 (Restated)

Net income (loss):

As reported	$9,408	$9,856	$(8,334)

Add back: Stock-based employee compensation
included in net income (loss) as reported, net
of related tax effects	352	–	–

Less: Pro-forma stock-based employee
compensation expense, net of related tax
effects	(386)	(107)	(474)

Pro-forma net income (loss)	$9,374	$9,749	$(8,808)

Net income (loss) per common share:

BASIC

As reported	$1.37	$1.53	$(1.31)
Pro forma	$1.36	$1.52	$(1.38)

DILUTED

As reported	$1.34	$1.53	$(1.29)
Pro forma	$1.33	$1.51	$(1.37)

In the second quarter of fiscal 2004, the Company granted an aggregate of 15,000 options to certain directors. In accordance with the Company’s long-term incentive plan adopted in fiscal 2003, these options vest over three years. The fair value of the option grants of $7.50 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.72%; expected lives of five years; expected volatility of 45.27% and an expected dividend rate of $0.20.

In the second quarter of fiscal 2004, the Company granted 125,000 shares of restricted stock with fair values ranging from $19.69 – $19.85 per share to certain officers and directors of the Company under the Company’s long-term incentive plan adopted in fiscal 2003. The shares have dividend rights and voting rights, but are subject to restrictions on transfer and risk of forfeiture until vested. The shares vest in three equal annual installments. The Company recorded deferred compensation of $2.5 million related to the grants in stockholders’ equity, which will be amortized as expense on a straight-line basis over the vesting periods of the awards. In May 2004, one of the Company’s officers resigned and forfeited 10,000 nonvested shares. The Company reversed $0.2 million in deferred compensation related to these shares, as well as minimal expense the Company had recognized through the date of forfeiture. Accordingly, 445,000 options under the Company’s long-term incentive plan adopted in fiscal 2003 are available for future grants.

There were no options granted during fiscal 2003. The fair value of the 2002 option grants of $6.07 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002: risk-free interest rates of 4.8%; expected lives of five years; expected volatility of 51.8% and expected dividend rate of $0.20.

The following table summarizes the changes in common stock options outstanding in fiscal 2004, 2003 and 2002:

	Shares	Weighted Average Exercise Price
Options outstanding
as of September 30, 2001	1,585,363	$12.56
Options granted	15,000	$14.05
Options exercised	(69,609)	$11.94
Options canceled	(109,979)	$12.57

Options outstanding
as of September 30, 2002	1,420,775	$12.61
Options exercisable as of
September 30, 2002	1,270,765	$12.74
Options granted	–	–
Options exercised	(58,000)	$12.21
Options canceled	(185,146)	$13.49

Options outstanding
as of September 30, 2003	1,177,629	$12.51
Options exercisable as of
September 30, 2003	1,157,229	$12.49
Options granted	15,000	$19.69
Options exercised	(718,228)	$12.50
Options canceled	(28,001)	$12.26

Options outstanding
as of September 30, 2004	446,400	$12.81
Options exercisable as of
September 30, 2004	418,800	$12.53

The following table summarizes information about common stock options outstanding as of September 30, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$11.00-$15.875	423,400	3.98	$12.37	410,800	$12.33
$19.69-$23.00	23,000	6.28	$20.84	8,000	$23.00

	446,400		$12.81	418,800	$12.53

2. Restatement of Historical Financial Statements

On November 3, 2004, the Company concluded that certain of its previously issued financial statements referenced below should no longer be relied upon because of errors in those financial statements and should be restated to reflect necessary accounting adjustments.

The Company determined that there were errors in the accounting for certain intercompany transactions and related foreign currency translation adjustments during fiscal 2002 resulting in understatements of cost of goods sold, accounts payable and cumulative translation adjustment of $1.3 million, $1.1 million and $0.2 million, respectively, in fiscal 2002. Accordingly, after the related tax benefit of $0.5 million, net income for fiscal 2002 was reduced by approximately $0.8 million, or $0.12 per basic and diluted share of common stock. Additionally, as a result of the restatement, Haggar’s consolidated balance sheets at September 30, 2002 and 2003 reflect an increase in total liabilities of $0.6 million and a decrease in total stockholders’ equity of $0.6 million. The restatement had no impact on cash flows from operating, investing or financing activities. The adjustments do not impact the Company’s current cash or liquidity position, nor do they affect the Company’s compliance with its financial covenants under its debt facilities.

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations and Comprehensive Income for the year ended September 30, 2002:

	2002

	(Amounts in thousands, except per share data)
	As Previously Reported	As Restated

Net sales	$481,831	$481,831
Cost of goods sold	351,704	353,032
Reorganization costs	(3,812)	(3,812)

Gross profit	133,939	132,611
Selling, general and
administrative expense	(118,442)	(118,442)
Royalty income	1,326	1,326
Other income (expense), net	613	613
Interest expense	(3,600)	(3,600)

Income before provision for income
taxes and cumulative effect of
accounting change	13,836	12,508
Provision for income taxes	5,823	5,264

Income before cumulative effect of
accounting change	$8,013	$7,244
Cumulative effect of accounting
change	(15,578)	(15,578)

Net loss	$(7,565)	$(8,334)

Other comprehensive income (loss):
Foreign currency translation
adjustment	16	194

Comprehensive loss	$(7,549)	$(8,140)

NET INCOME (LOSS) PER COMMON SHARE:

BASIC
Income before cumulative effect of
accounting change	$1.25	$1.13
Cumulative effect of accounting
change	(2.44)	(2.44)

Net loss	$(1.19)	$(1.31)

DILUTED
Income before cumulative effect of
accounting change	$1.25	$1.13
Cumulative effect of accounting
change	(2.42)	(2.42)

Net loss	$(1.17)	$(1.29)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheets at September 30, 2003 and 2002:

	September 30,

	2003	2003	2002	2002
(Amounts in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$7,674	$7,674	$4,124	$4,124
Accounts receivable, net	56,528	56,528	64,284	64,284
Inventories, net	96,959	96,959	100,996	100,996
Property held for sale	–	–	2,157	2,157
Deferred tax asset	10,505	10,505	12,087	12,087
Other current assets	3,557	3,557	2,766	2,766

Total current assets	175,223	175,223	186,414	186,414
Property, plant and equipment, net	45,932	45,932	46,195	46,195
Goodwill, net	9,472	9,472	9,472	9,472
Deferred tax asset	–	–	2,077	2,077
Other assets	7,580	7,580	5,819	5,819

Total assets	$238,207	$238,207	$249,977	$249,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,245	$27,395	$30,542	$31,692
Accrued liabilities	31,898	31,339	35,669	35,110
Accrued wages and other employee compensation	7,228	7,228	6,713	6,713
Current portion of long-term debt	3,671	3,671	3,742	3,742

Total current liabilities	69,042	69,633	76,666	77,257
Other non-current liabilities	9,554	9,554	8,247	8,247
Deferred tax liability	523	523	–	–
Long-term debt	5,671	5,671	21,343	21,343

Total liabilities	84,790	85,381	106,256	106,847

Stockholders’ equity:
Preferred stock	–	–	–	–
Common stock	872	872	866	866
Additional paid-in capital	43,653	43,653	42,911	42,911
Cumulative translation adjustment	(163)	15	(534)	(356)
Retained earnings	134,016	133,247	125,439	124,670

Less – Treasury stock	(24,961)	(24,961)	(24,961)	(24,961)

Total stockholders’ equity	153,417	152,826	143,721	143,130

otal liabilities and stockholders’ equity	$238,207	$238,207	$249,977	$249,977

3. Inventories, Net

Inventories, net consisted of the following at September 30, 2004 and 2003 (in thousands):

	2004	2003

Piece goods	$4,473	$7,664
Trimming and supplies	1,550	3,660
Work-in-process	4,464	4,838
Finished garments	85,442	82,157

	95,929	98,319
Inventory reserves	(700)	(1,360)

Total inventories, net	$95,229	$96,959

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

4. Property, Plant and Equipment

Property, plant and equipment, stated at cost, consisted of the following at September 30, 2004 and 2003 (in thousands):

	2004	2003

Land	$4,730	$2,729
Buildings	40,318	26,566
Furniture, fixtures and equipment	54,947	56,476
Leasehold improvements	12,240	13,193
Construction in progress	229	14,685

Total	112,464	113,649
Less: Accumulated depreciation
and amortization	(68,070)	(67,717)

Net property, plant and equipment	$44,394	$45,932

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

The Company provides for depreciation and amortization using straight-line methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives, which are shown below:

Asset Classification	Estimated Useful Life
Buildings	15-40 years
Furniture, fixtures and equipment	15 years
Leasehold improvements	Life of Lease

5. Asset Impairment - Goodwill

On October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and recorded a $15.6 million impairment of goodwill related to the 1999 acquisition of the Company’s women’s wear subsidiary now known as Haggar Women’s Wear, Ltd. There was no tax benefit associated with the impairment charge. Subsequent to the acquisition, pricing pressures and a weak retail environment for women’s apparel resulted in a revised earnings forecast for Jerell and the women’s wear business. In order to determine the fair value of goodwill, the Company obtained an independent appraisal, which considered both prices of comparable businesses and the discounted value of projected cash flows. As a result of this appraisal, the Company recorded a $15.6 million impairment charge to reflect the decrease in the carrying amount of goodwill from $25.1 million to $9.5 million.

The Company subsequently performed its annual impairment tests of goodwill in the fourth quarters of fiscal 2004, 2003 and 2002 and determined that the fair value of women’s wear subsidiary exceeded its carrying value. Therefore, no further revisions to the Company’s goodwill were required during fiscal 2004, 2003 and 2002. Based on the Company’s evaluation for impairment of goodwill at September 30, 2004, the carrying value of the women’s wear business unit was $22.2 million, compared to the Company’s independent appraisal of the fair value of the business unit of $25.5 million.

In assessing the recoverability of the Company’s fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

6. Net Income (Loss) Per Common Share – Basic and Diluted

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period and the number of equivalent shares assumed outstanding under the Company’s stock-based compensation plans using the treasury stock method.

Common share and share equivalents used to calculate diluted earnings per common share are as follows (in thousands):

	Fiscal Years Ended September 30,

	2004	2003	2002

Weighted average common shares outstanding	6,883	6,424	6,385
Share equivalents, due to stock options and restricted stock	139	29	44

Weighted average of diluted common shares outstanding	7,022	6,453	6,429

Options to purchase 16,361, 629,401 and 759,610 common shares were excluded from the diluted earnings per share calculations for the fiscal years ended September 30, 2004, 2003 and 2002, respectively, because the options’ exercise prices were greater than the average market price of the common shares during the year.

7. Income Taxes

The components of the provision for income taxes are as follows for the fiscal years ended September 30, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002 (Restated)

Current federal income tax	$4,313	$1,488	$4,859
Deferred federal income tax	655	3,834	(129)
State income tax	467	551	534

Provision for income taxes	$5,435	$5,873	$5,264

Temporary differences and carryforwards which give rise to a significant portion of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2004	2003

Deferred income tax assets:
Workers’ compensation accrual	$1,486	$1,460
Inventory cost capitalization
and valuation	645	1,260
Allowances for
accounts receivable	4,295	3,955
Health and life insurance accrual	2,566	1,750
Reserve for reorganization	518	556
Accrued wages and other employee
compensation	1,949	1,926
Stock-based compensation	1,088	–
Other	1,099	1,299

	13,646	12,206

Deferred income tax liabilities:
Prepaid insurance	(264)	(141)
Property, plant and equipment, net	(2,735)	(2,083)

	(2,999)	(2,224)

Net deferred income tax asset	10,647	9,982
Less – Current deferred tax asset	(11,021)	(10,505)

Long-term deferred
tax liability	$(374)	$(523)

The provision for income taxes was different than the amount computed using the statutory federal income tax rate for the reasons set forth in the following table (in thousands):

	2004	2003	2002 (Restated)

Tax computed at the
statutory rate	$5,195	$5,505	$4,378
State income taxes, net	304	358	347
Tax rate differentials
in other jurisdictions	–	–	264
Other	(64)	10	275

Provision for income taxes	$5,435	$5,873	$5,264

8. Long-Term Debt

Long-term debt consisted of the following at September 30, 2004 and 2003 (in thousands):

	2004	2003

Borrowings under revolving
credit line	$–	$–
Industrial Development Revenue
Bonds	2,100	2,200
Senior notes	–	7,142

Total debt	2,100	9,342
Less – current portion	(100)	(3,671)

Long-term debt	$2,000	$5,671

In May 2004, the Company amended and restated its unsecured revolving credit agreement (the “Agreement”) with certain banks primarily to extend the maturity date to June 30, 2007 and increase the maximum borrowings to $111.0 million. As of September 30, 2004, the Company had no amounts outstanding under the Agreement. The available borrowing capacity was restricted to $56.5 million at September 30, 2004, under the Agreement’s funded debt to operating cash flow covenant. The Company incurred approximately $0.4 million in commitment fees related to the available borrowing capacity during fiscal 2004. The interest rates for borrowings ranged from 2.29% to 4.0% during fiscal 2004, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company. The Agreement prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios. The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend. As of September 30, 2004, the Company was in full compliance with its financial and other covenants under the Agreement.

Long-term debt includes $2.1 million in Industrial Development Revenue (“IDR”) bonds at September 30, 2004. Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement. The interest rate at September 30, 2004 was 1.74%. The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006. The Company plans to make the scheduled annual principal payment of $0.1 million in fiscal 2005 and prepay the remaining balance of $2.0 million in fiscal 2006. The IDR bonds are collateralized by certain buildings and equipment with a net book value of $0.5 million as of September 30, 2004.

During fiscal 2004, the Company repaid $7.1 million in senior notes. Of this amount, $3.6 million was not due until October 2004. The Company incurred a nominal penalty related to this prepayment which was included in interest expense for fiscal 2004.

Principal payments due or expected to be prepaid during the next five years on long-term debt are as follows (in thousands):

Years Ending September 30,	Amount

2005	$100
2006	2,000
2007	–
2008	–
2009	–
Thereafter	–

$2,100

9. Leases and Other Commitments

Operating Leases

The Company leases certain of its buildings and manufacturing, computer, aircraft and automotive equipment under agreements that expire at various dates through fiscal 2011. Most of these leases contain options to renew at various terms. The following is a schedule of future minimum rental payments required under non-cancelable operating leases at September 30, 2004 (in thousands):

Years Ending September 30,	Amount

2005	$7,229
2006	5,964
2007	4,176
2008	2,064
2009	1,175
Thereafter	1,324

$21,932

Rental expense was $8.7 million, $8.9 million and $9.3 million in the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

The operating lease of the Company’s corporate aircraft contains a residual value guarantee. Under the lease, which ends in December 2004, the Company has the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party. If the sales proceeds are less than $4.0 million, the Company is required to reimburse the lessor for the deficiency. If the sales proceeds exceed $4.0 million, the Company is entitled to all of such excess amounts.

Based on an estimated $3.1 million market value for the aircraft when the lease ends in 2004, the Company began accruing the $0.9 million expected deficiency during fiscal 2003. The Company obtained an updated estimate as of June 30, 2004, which reflected a revised market value for the aircraft of $3.3 million. As of September 30, 2004, the Company included $0.7 million in accrued liabilities, which had been accrued based on the previous estimate of the market value of the aircraft. As the amount accrued as of September 30, 2004 represents the anticipated deficiency based on the most recent estimate of market value, the Company will not record additional accruals related to the residual value guarantee until the lease termination date. On November 23, 2004, the Company entered into a contract with a third party to sell the aircraft for proceeds of $3.3 million, net of sales commissions and expenses.

Commitments and Contingencies

The Company has entered into license agreements to manufacture and market certain men’s pants and shorts under the Kenneth Cole New York®, Kenneth Cole Reaction® and Claiborne® trademarks. The following is a schedule of future minimum royalty payments required under the license agreements at September 30, 2004 (in thousands):

Years Ending September 30,	Amount

2005	$2,758
2006	1,068
2007	114
2008	–
2009	–
Thereafter	–

$3,940

As of September 30, 2004, the Company had outstanding $24.7 million of trade letters of credit for the purchase of inventory from foreign suppliers in the ordinary course of business. These trade letters of credit, generally for periods of less than six months, will only be paid upon satisfactory shipment of the inventory to the Company. As of September 30, 2004, the Company had entered into $7.1 million of standby letters of credit representing contingent guarantees of performance under self-insurance and other programs. These commitments would only be drawn upon if the Company were to fail to meet its claims obligations.

The Company has been named as a defendant in several legal actions arising from its operations in the normal course of business, including actions brought by certain terminated employees. Although exact settlement amounts, if any, related to these actions cannot accurately be predicted, the claims and damages alleged, the progress of the litigation to date and past experience with similar litigation leads the Company to believe that any liability resulting from these actions and those described below will not individually, or collectively, have a material adverse effect on the Company.

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

The Company is a defendant in a wrongful termination lawsuit in which a jury rendered a verdict in January 2002 in favor of the plaintiff against the Company in the amount of $843,000, subject to potential doubling in the event judgment is entered on the jury’s finding of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees. The case is Palasota v. Haggar Clothing Co., No. 00-CV-1925 (N.D. Tex.), which the plaintiff filed in fiscal 2000. The trial court reversed the jury’s verdict and rendered a judgment in favor of the Company denying all recovery on the basis that the plaintiff had failed to prove any liability of the Company. The plaintiff appealed to the United States Court of Appeals for the Fifth Circuit, which reversed the judgment of the trial court and remanded the matter back to the trial court for further proceedings. The United States Supreme Court subsequently denied the Company’s request for review of the case. As a result, during the second quarter of fiscal 2004 the Company recorded a $0.5 million charge to earnings. Upon remand, the Company requested that the trial court set aside the jury’s finding of willful discrimination and reduce the jury’s calculation of damages. The trial court denied the Company’s motion, but deferred entering judgment on the jury verdict pending a hearing on additional backpay, interest, attorneys’ fees and front pay. Based on management’s evaluation of all information received, the Company recorded an additional $0.5 million charge during the fourth quarter of fiscal 2004. Upon the entry of a final judgment by the trial court, the Company intends to further evaluate its estimate of possible range of loss in the case in light of the amount of the final judgment. The Company has $1.0 million reserved in accrued liabilities for this matter as of September 30, 2004.

One attorney has filed five separate suits against the Company and certain of its subsidiaries, as well as unrelated third parties, alleging injuries to approximately 2,200 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas. The cases, all originally filed in various Texas state district courts in Hidalgo County, Texas, are styled as follows:Abundis v. Haggar Corp., No. C-1600-03-G (filed in fiscal 2003 in the 370th Judicial District Court); Alvarez v. Haggar Corp., No. C-1586-03-B (filed in fiscal 2003 in the 93rd Judicial District Court); Bermudez v. Haggar Clothing Co., No. C-218-04-B (filed in fiscal 2004 in the 93rd Judicial District Court); Garcia v. Levi Strauss & Co., No. C-1115-03-H (filed in fiscal 2003 in the 389th Judicial District Court); and Ybarra v. Haggar Clothing Co., No. C-2395-02-D (filed in fiscal 2003 in the 206th Judicial District Court). All proceedings in the Abundis case, which names over 2,100 plaintiffs, have been stayed due to the unrelated bankruptcy of one of the other defendants. The Company is awaiting a decision by the trial court on its motion to dismiss the Alvarez case, which names 71 plaintiffs. After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for any of their allegations. In addition, the Company believes that it has meritorious defenses to all of the asserted claims. The Company intends to vigorously defend all of these suits.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against certain subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort. Both cases are currently on appeal to the Texas Supreme Court, as management and legal counsel believe the verdicts in the lawsuits are both legally and factually incorrect. Those cases are Haggar Clothing Co. v. Hernandez, No. 03-0897 (originally filed in fiscal 1995), and Leal v. Haggar Clothing Co., No. 02-1182 (originally filed in fiscal 1994). The Company has $2.9 million reserved in accrued liabilities for these two cases as of September 30, 2004.

10. Business Reorganization Activities

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

In conjunction with the closure of the Company’s Edinburg, Texas manufacturing facility in fiscal 2001, the net book value of the facility of $2.2 million was written off since the net realizable value of the facility was expected to be insignificant. Subsequent to marketing this facility nationally, having appraisals completed on the property and receiving an initial offer for this facility during the second quarter of fiscal 2002 (in excess of the pre-closure net book value), the Company reversed the original facility write-down and classified the facility as an asset held for sale. The $2.2 million reversal was recorded as a credit to reorganization costs in the statement of operations in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, the Company sold the facility for net cash proceeds of $2.5 million. The sale resulted in a pre-tax gain of approximately $0.3 million which was recorded in other income (expense), net.

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

The following summarizes the reorganization costs included in gross profit for the fiscal year ended September 30, 2002 (in thousands):

Weslaco, Texas cutting facility closing	$1,000

Edinburg, Texas facility write-down reversal	(2,157)

Dominican Republic manufacturing facility closing	589

Reduction of legal reserve	(3,244)

Total reorganization costs	$(3,812)

In addition to the reorganization activities noted above, the Company reduced its sales force during the fourth quarter of fiscal 2002, terminating six employees. As a result, the Company recorded a $1.0 million pre-tax charge to operations in selling, general and administrative expenses. The sales force reorganization has been completed and actual amounts paid pursuant to the plan approximated the initial $1.0 million charge.

11. Employee Benefit Plans

The Company provides a Profit Sharing and Savings Plan (the “Plan”) to all eligible employees of the Company, as defined. Participants may contribute, subject to IRS limits, from 1% to 15% of their compensation to the Plan under Internal Revenue Code Section 401(k) (“401(k) Contributions”). Highly compensated employees, as defined, are limited to a maximum of 10% of their compensation under the Plan for tax-deferred contributions. Participant 401(k) Contributions are 100% vested at the date they are contributed. The Company matches 401(k) contributions, subject to IRS limits, up to 50% of each participant’s 401(k) contribution (25% for Women’s Wear employees) and up to 6% of the participant’s compensation. The Company’s matching 401(k) contributions vest over a period of three years. The Company also may make a discretionary profit sharing contribution as a percent of the participant’s eligible compensation. The Company’s discretionary profit sharing contributions vest over a period of seven years. The Company has contributed approximately $1.1 million, $1.0 million and $1.6 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

The Company also has a health and welfare benefits program (the “Program”) to provide eligible employees of the Company, as defined, with certain health and welfare benefits. Contributions are made by the Company, as defined by the Program trust agreement. The Company contributed $3.4 million, $3.8 million and $4.1 million to the trust for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

The Company has a noncompensatory employee stock purchase plan to provide employees with a convenient way to acquire Company stock through payroll deductions. Substantially all employees meeting limited employment qualifications may participate in the stock purchase plan.

Supplemental Executive Retirement Plan

In order to provide supplemental retirement benefits and preretirement death benefits to select executive officers, the Company formed the Haggar Corp. Supplemental Executive Retirement Plan (“SERP”). At retirement age, as defined in the SERP, each participant will be entitled to a life annuity benefit (if married, a joint and 50% survivor annuity) equal to 65% of the participant’s average total compensation during the three prior fiscal years, reduced by any Company-provided benefit under the existing deferred annuity program. If a participant dies before retirement, the surviving spouse or other beneficiary will receive a death benefit equal to $400,000 per year payable annually for 10 years.

The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments will have been accrued. The SERP liability, which is included in other non-current liabilities, was $6.2 million and $4.3 million at September 30, 2004 and 2003, respectively. The Company has established a trust to which the Company is contributing cash to purchase variable life insurance policies insuring each participant with the Company as beneficiary. During fiscal 2004, 2003 and 2002, the Company contributed $0.9 million, $0.9 million and $1.3 million, respectively, to the trust for the payment of premiums on variable life policies insuring two executive officers. During fiscal 2004, the Company also terminated two split-dollar life insurance policies for those officers and received $0.5 million in returned premiums for those policies.

Split-Dollar Life Insurance Agreements

During fiscal 1991, the Company entered into split-dollar life insurance agreements with trusts established by three former officers of the Company. Pursuant to these agreements, the Company is entitled to the cumulative premiums it has paid on the policies less the Company’s interest in policy loans and related accrued interest. No further premiums are due on these policies. The Company’s interest in the policies was $1.1 million at September 30, 2004 and 2003, which is net of $9.1 million in policy loans made to the Company bearing interest at rates ranging from 6.2% to 6.5%, and is recorded in other assets on the balance sheet. Interest expense for the years ended September 30, 2004, 2003 and 2002 was $0.6 million, $0.6 million, and $0.7 million, respectively, related to these policy loans.

The Company was notified of the death of one of the insured former officers on September 29, 2004. The insurance company applied the proceeds directly to the $4.0 million in outstanding loans related to this policy, and the Company received the net proceeds related to this policy in November 2004. On October 6, 2004, the Company executed the surrender of $1.2 million in accumulated cash dividends on the second of these policies, resulting in a reduction of the policy loans for this amount. In November 2004, the Company repaid the remaining policy loans of $3.9 million for these policies.

Stockholder Rights Agreement

On October 10, 2002, the Company adopted a stockholder rights agreement (“Rights Agreement”). Pursuant to the Rights Agreement, each outstanding share of the Company’s common stock is accompanied by one purchase right (“Right”). Each Right is exercisable only in the event of a proposed takeover, as defined by the Rights Agreement. The Company may redeem the rights at $0.01 per Right prior to the time that 15% of the Company’s common stock has been acquired by a person or group. If the Company is acquired, as defined in the Rights Agreement, each Right will entitle its holder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock (“Preferred Stock”) at a purchase price of $45.00 per one one-hundredth of a share, subject to adjustment as defined in the Rights Agreement.

The Company has 250,000 shares of Preferred Stock reserved for issuance related to the Rights Agreement. The holders of Preferred Stock are entitled to cumulative quarterly dividends of $5.00 per share, subject to adjustments as defined in the Rights Agreement.

12. Building Sales

In July 2003, the Company sold its corporate headquarters facility to a third party for net proceeds of approximately $15.0 million, resulting in a gain of $5.9 million ($3.7 million net of tax) which was recorded in other income (expense), net. The Company used the proceeds from the sale to purchase a new corporate headquarters facility for $13.7 million. This transaction qualified as a Section 1031 like-kind exchange under the Internal Revenue Code. The Company transferred $1.3 million of the proceeds from the sale to an escrow account that was used solely for capital improvements at the new corporate headquarters facility. The Company relocated to the new facility in January 2004.

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

13. Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels. The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers. The Company also operates two other segments, including the retail segment, which markets Haggar® branded products through 70 Company operated stores located in outlet and strip malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales. Additionally, there is no profit included on sales from the wholesale segment to the retail segment. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. Segment profit (loss) is comprised of segment income before net interest expense, provision for income taxes and cumulative effect of accounting change.

The table below reflects the Company’s segment results for all periods presented (in thousands.)

	Wholesale	Retail	Licensing	Consolidated

2004
Net sales	$435,075	$52,815	$–	$487,890
Segment profit	$13,598	$1,748	$1,203	$16,549

2003
Net sales	$435,844	$46,531	$–	$482,375
Segment profit (loss)	$17,163	$(492)	$1,593	$18,264

2002 (As restated)
Net sales	$435,550	$46,281	$–	$481,831
Segment profit (loss)	$16,145	$(1,363)	$1,326	$16,108

A reconciliation of total segment profit (loss) to consolidated income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change is as follows (in thousands):

	Fiscal Years Ended September 30,
	2004	2003	2002 (Restated)

Segment profit	$16,549	18,264	$16,108
Interest expense, net	(1,706)	(2,535)	(3,600)

Consolidated income
before provision
for income taxes and cumulative
effect of accounting change	$14,843	$15,729	$12,508

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

14. Related Party Transactions

A director of the Company, who became a director in fiscal 2002, is a partner of a law firm that rendered various legal services for the Company during fiscal 2004, 2003 and 2002. The Company paid the law firm approximately $0.9 million, $0.5 million and $0.6 million for legal services during fiscal 2004, 2003 and 2002, respectively. There were $0.1 million in unpaid fees due to the law firm at both September 30, 2004 and 2003, which were included in accrued liabilities.

15. Fair Value of Financial Instruments.

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

16. Recently Issued and Adopted Financial Standards

On December 23, 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” SFAS No. 132 increases the existing disclosure requirements by requiring companies to disclose more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132 also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has determined that no additional disclosures are required due to the immateriality of the Company’s pension plan assets and benefit obligations.

In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”. The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This exposure draft would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure.” Management will continue to evaluate the impact that the exposure draft will have on the Company’s financial position and results of operations.

Report of Independent Registered Public Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders of Haggar Corp:

Our audits of the consolidated financial statements referred to in our report dated December 3, 2004 appearing in this 2004 Form 10-K of Haggar Corp., also included audits of the financial statement schedule as of September 30, 2004, 2003 and 2002, and for the years then ended, listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
December 3, 2004

SCHEDULE II

Haggar Corp. and Subsidiaries

Valuation and Qualifying Accounts
As of September 30, 2004, 2003 and 2002
(In thousands)

	Balance at Beginning of Period	Charges to Costs and Expenses	Payments	Deductions and Other	Balance at End of Period

September 30, 2004:
Allowance for doubtful accounts	$420	$–	$–	$(48)	$372

September 30, 2003:
Allowance for doubtful accounts	$381	$199	$–	$(160)	$420

September 30, 2002:
SFAS No. 109 valuation allowance	$291	$–	$–	$(291)	$–
Allowance for doubtful accounts	968	–	–	(587)	381

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

During fiscal 2003, the Company initiated an effort to ensure compliance with the Sarbanes-Oxley Act of 2002. As a result of this ongoing effort, during fiscal 2003 the Company implemented formal policies and procedures regarding the timely preparation and review of all journal entries and account reconciliations. The Company also initiated a detailed process to evaluate the operating effectiveness of these controls. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which management is placing reliance.

The Chief Executive Officer and Chief Accounting Officer of the Company have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-15(e) and 15d-15(e)), and have concluded, as more fully described below, that as of the end of the period covered by this Annual Report on Form 10-K, such disclosure controls and procedures were ineffective in timely alerting them to material information required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934. As set forth in detail below, the Company is actively working to remedy the deficiencies in the Company’s internal control over financial reporting that have been identified. During the most recent fiscal quarter, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the most recent fiscal quarter, the Company is implementing the changes to its internal control over financial reporting set forth below.

As a result of the internal control deficiencies described below, management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2004. However, the Company did perform additional post-closing procedures to ensure that the disclosure controls and procedures over the preparation of these financial statements were effective.

In November 2004, the Company’s independent registered public accountants, PricewaterhouseCoopers LLP, inquired as to an amount included in the Company’s general ledger for a foreign subsidiary as a reduction of accounts payable. As a result of management’s evaluation into the nature and origin of the account balance, management determined that there were errors in the accounting for certain intercompany transactions with the foreign subsidiary and related foreign currency translation adjustments during fiscal 2002 resulting in understatements of cost of goods sold, accounts payable and cumulative translation adjustment. Consequently, the Company has restated historical financial information for fiscal 2002. This restatement, as well as specific information regarding its impact, is discussed in Note 2 to the consolidated financial statements located in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The deficiencies in internal control, which management believes constituted a material weakness in the Company’s internal controls over financial reporting, included (i) inadequate and untimely review of journal entries and account reconciliations; (ii) inadequate training, staffing and supervision related to intercompany accounting and foreign currency translation processes; (iii) insufficient documentation regarding the Company’s foreign currency translation methodology; and (iv) inadequate periodic review of the trial balance for unusual items.

In response to the material weakness noted above, the Company trained accounting personnel currently responsible for intercompany accounting and foreign currency translation on the appropriate methodology to be used and implemented a monthly control to evaluate the reasonableness of the foreign currency translation adjustment. The Company expects the additional improvement actions will be fully implemented by March 2005, including (i) reviewing journal entries and account reconciliations to ensure the process is effective; (ii) assessing the Company’s accounting personnel to ensure that individuals with necessary expertise are placed in appropriate positions; (iii) documenting the system flow of the Company’s foreign currency translation module; (iv) enhancing the existing quarterly fluctuation analysis to include a scan of all trial balance accounts for unusual items; and (v) delaying the timing of quarterly and year end earnings releases in order to allow appropriate time to perform all control procedures.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Part III, Item 10 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company’s 2005 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company’s 2005 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company’s 2005 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III, Item 13 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company’s 2005 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Part III, Item 14 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company’s 2005 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(1)	Financial Statements

(2)	Financial Statement Schedule

Report of Independent Registered Public Accountants	57

Schedule II – Valuation and Qualifying Accounts	58

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or Notes thereto.

(3)	Exhibits

The following documents are filed or incorporated by reference as exhibits to this Annual Report on Form 10-K.

Exhibit Number	Description

3(a)	Third Amended and Fully Restated Articles of Incorporation. (Incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)

3(b)	Amended and Restated Bylaws of the Company, as amended, dated October 10, 2002. (Incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 15, 2002 [File No. 0-20850].)

4(a)	Specimen Certificate evidencing Common Stock (and Preferred Stock Purchase Right). (Incorporated by reference from Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)

4(b)	Rights Agreement, dated as of October 10, 2002, between the Company and Mellon Investor Services, LLC, as Rights Agent, specifying the terms of the Rights, which includes the description of Series B Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C. (Incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(c)	Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(d)	Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

10(a)+	Management Incentive Plan. (Incorporated by reference from Exhibit 10(b) to the Company’s Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992 [Registration No. 33-52704].)

10(b)+	1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company’s Pre-Effective Amendment No. 1 to Form S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)

10(c)+	First Amendment to the 1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 [File No. 0-20850].)

10(d)+	Second Amendment to the 1992 Long Term Incentive Plan, dated February 5, 1995. (Incorporated by reference from Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 [File No. 0-20850].)

10(e)+	Third Amendment to 1992 Long Term Incentive Plan, dated February 10, 1999. (Incorporated by reference from Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 [File No. 0-20850].)

10(f)+	Fourth Amendment to 1992 Long Term Incentive Plan, dated November 2, 1999. (Incorporated by reference from Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 [File No. 0-20850].)

10(g)+	Fifth Amendment to 1992 Long Term Incentive Plan, dated April 27, 2000. (Incorporated by reference from Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 [File No. 0-20850].)

10(h)+	Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and J. M. Haggar, III, Chief Executive Officer. (Incorporated by reference from Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)

10(i)+	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer. (Incorporated by reference from Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(j)+	Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Frank D. Bracken, President. (Incorporated by reference from Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)

10(k)+	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer. (Incorporated by reference from Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(l)+	Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Alan Burks, Executive Vice President. (Incorporated by reference from Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)

10(m)+	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Alan Burks, Executive Vice President and Chief Marketing Officer. (Incorporated by reference from Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(n)+	Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Roy, Executive Vice President. (Incorporated by reference from Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)

10(o)+	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Roy, Executive Vice President of Operations. (Incorporated by reference from Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(p)	Second Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [File No. 0-20850].)

10(q)	First Amendment to Second Amended and Restated Credit Agreement, dated December 11, 2002, between the Company and JPMorgan Chase Bank, as Agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 [File No. 0-20850].)

10(r)	Second Amendment to Second Amended and Restated Credit Agreement dated June 6, 2003, between the Company and JPMorgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(s)	Third Amendment to Second Amended and Restated Credit Agreement, dated May 27, 2004, between the Company and JP Morgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 [File No. 0-20850].)

10(t)+	Haggar Clothing Co. Bonus Savings Plan, effective January 1, 1998. (Incorporated by reference from Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the quarter ended June 30, 2003 [File No. 0-20850].)

10(u)+	Haggar Corp. Supplemental Executive Retirement Plan, effective October 1, 1999, and related Participant Agreements. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)

10(v)+	First Amendment to Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003. (Incorporated by reference from Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(w)+	First Amendment to Trust Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Trustee. (Incorporated by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File 0-20850].)

10(x)+	First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 15, 2003, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer. (Incorporated by reference from Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(y)+	First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 15, 2003, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer. (Incorporated by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(z)+	Wage Continuation Plan, effective October 1, 1999. (Incorporated by reference from Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)

10(aa)	Settlement Agreement, dated February 17, 2003, by and among the Company, Thomas G. Kahn, Donald Kahn, Irving Kahn, Kahn Brothers & Co., Inc., a New York corporation, and the Kahn Brothers & Co. Profit Sharing Plan & Trust, a trust organized under the laws of New York. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 18, 2003 [File No. 0-20850].)

10(ab)	Settlement Agreement, dated February 17, 2003, by and among the Company, Mark E. Schwarz, Newcastle Capital Group, L.L.C., a Texas limited liability company, Newcastle Capital Management L.P., a Texas limited partnership, and Newcastle Partners, L.P. a Texas limited partnership. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed February 18, 2003 [File No. 0-20850].)

10(ac)	Commercial Contract - Improved Property effective as of February 14, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd. (Incorporated by reference from Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(ad)	First Amendment to Commercial Contract - Improved Property effective as of May 6, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd. (Incorporated by reference from Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(ae)	Commercial Contract – Improved Property effective as of May 9, 2003, between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(af)	First Amendment to Commercial Contract – Improved Property effective as of June 3, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ag)	Second Amendment to Commercial Contract – Improved Property effective as of July 8, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ah)	Third Amendment to Commercial Contract – Improved Property effective as of July 9, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ai)	Fourth Amendment to Commercial Contract – Improved Property effective as of July 10, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(aj)	Fifth Amendment to Commercial Contract – Improved Property effective as of July 15, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ak)	Sixth Amendment to Commercial Contract – Improved Property effective as of July 17, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(al)	Seventh Amendment to Commercial Contract – Improved Property effective as of July 18, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(am)	Eighth Amendment to Commercial Contract – Improved Property effective as of July 21, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(an)	Ninth Amendment to Commercial Contract – Improved Property effective as of July 23, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ao)+*	Second Amendment to Executive Employment Agreement dated August 18, 2004, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer.

10(ap)+*	Second Amendment to Executive Employment Agreement dated August 18, 2004, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer.

21*	Subsidiaries of the Company.

23(a)*	Consent of PricewaterhouseCoopers LLP.

31(a)*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAGGAR CORP. (Registrant)

By:	/s/ John W. Feray

John W. Feray, Chief Accounting Officer (principal financial officer) December 10, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. M. Haggar, III	Chairman of the Board of Directors and Chief Executive Officer(principal Executive Officer)	December 10, 2004

J. M. Haggar, III

/s/ Frank D. Bracken	Director, President and Chief Operating Officer	December 10, 2004

Frank D. Bracken

/s/ John W. Feray	Chief Accounting Officer (principal financial officer)	December 10, 2004

John W. Feray

/s/ John C. Tolleson	Director	December 10, 2004

John C. Tolleson

/s/ Rae F. Evans	Director	December 10, 2004

Rae F. Evans

/s/ Donald E. Godwin	Director	December 10, 2004

Donald E. Godwin

/s/ Richard W. Heath	Director	December 10, 2004

Richard W. Heath

/s/ J. Neal Thomas	Director	December 10, 2004

J. Neal Thomas

/s/ Thomas G. Kahn	Director	December 10, 2004

Thomas G. Kahn

INDEX TO EXHIBITS

Exhibit Number	Description

3(a)	Third Amended and Fully Restated Articles of Incorporation. (Incorporated by reference from Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 [File No. 0-20850].)

3(b)	Amended and Restated Bylaws of the Company, as amended, dated October 10, 2002. (Incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 15, 2002 [File No. 0-20850].)

4(a)	Specimen Certificate evidencing Common Stock (and Preferred Stock Purchase Right). (Incorporated by reference from Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 [File No. 0-20850].)

4(b)	Rights Agreement, dated as of October 10, 2002, between the Company and Mellon Investor Services, LLC, as Rights Agent, specifying the terms of the Rights, which includes the description of Series B Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C. (Incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(c)	Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(d)	Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

10(a)+	Management Incentive Plan. (Incorporated by reference from Exhibit 10(b) to the Company’s Registration Statement on Form S-1, filed with the Security and Exchange Commission on October 1, 1992 [Registration No. 33-52704].)

10(b)+	1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company’s Pre-Effective Amendment No. 1 to Form S-1, filed with the Security and Exchange Commission on November 16, 1992 [Registration No. 33-52704].)

10(c)+	First Amendment to the 1992 Long Term Incentive Plan. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 [File No. 0-20850].)

10(d)+	Second Amendment to the 1992 Long Term Incentive Plan, dated February 5, 1995. (Incorporated by reference from Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 [File No. 0-20850].)

10(e)+	Third Amendment to 1992 Long Term Incentive Plan, dated February 10, 1999. (Incorporated by reference from Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 [File No. 0-20850].)

10(f)+	Fourth Amendment to 1992 Long Term Incentive Plan, dated November 2, 1999. (Incorporated by reference from Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 [File No. 0-20850].)

10(g)+	Fifth Amendment to 1992 Long Term Incentive Plan, dated April 27, 2000. (Incorporated by reference from Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 [File No. 0-20850].)

10(h)+	Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and J. M. Haggar, III, Chief Executive Officer. (Incorporated by reference from Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)

10(i)+	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer. (Incorporated by reference from Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(j)+	Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Frank D. Bracken, President. (Incorporated by reference from Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)

10(k)+	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer. (Incorporated by reference from Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(l)+	Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and Alan Burks, Executive Vice President. (Incorporated by reference from Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)

10(m)+	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and Alan Burks, Executive Vice President and Chief Marketing Officer. (Incorporated by reference from Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(n)+	Executive Employment Agreement dated July 24, 2001, between Haggar Clothing Co., and David Roy, Executive Vice President. (Incorporated by reference from Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 [File No. 0-20850].)

10(o)+	First Amendment to Executive Employment Agreement dated February 14, 2003, between Haggar Clothing Co. and David Roy, Executive Vice President of Operations. (Incorporated by reference from Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(p)	Second Amended and Restated Credit Agreement between the Company and JP Morgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [File No. 0-20850].)

10(q)	First Amendment to Second Amended and Restated Credit Agreement, dated December 11, 2002, between the Company and JPMorgan Chase Bank, as Agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 [File No. 0-20850].)

10(r)	Second Amendment to Second Amended and Restated Credit Agreement dated June 6, 2003, between the Company and JPMorgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(s)	Third Amendment to Second Amended and Restated Credit Agreement, dated May 27, 2004, between the Company and JP Morgan Chase Bank, as agent for a bank syndicate. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 [File No. 0-20850].)

10(t)+	Haggar Clothing Co. Bonus Savings Plan, effective January 1, 1998. (Incorporated by reference from Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the quarter ended June 30, 2003 [File No. 0-20850].)

10(u)+	Haggar Corp. Supplemental Executive Retirement Plan, effective October 1, 1999, and related Participant Agreements. (Incorporated by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)

10(v)+	First Amendment to Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003. (Incorporated by reference from Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(w)+	First Amendment to Trust Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 14, 2003, between Haggar Clothing Co. and David Tehle, Trustee. (Incorporated by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File 0-20850].)

10(x)+	First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 15, 2003, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer. (Incorporated by reference from Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(y)+	First Amendment to Participation Agreement Under the Haggar Corp. Supplemental Executive Retirement Plan dated February 15, 2003, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer. (Incorporated by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(z)+	Wage Continuation Plan, effective October 1, 1999. (Incorporated by reference from Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 [File No. 0-20850].)

10(aa)	Settlement Agreement, dated February 17, 2003, by and among the Company, Thomas G. Kahn, Donald Kahn, Irving Kahn, Kahn Brothers & Co., Inc., a New York corporation, and the Kahn Brothers & Co. Profit Sharing Plan & Trust, a trust organized under the laws of New York. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 18, 2003 [File No. 0-20850].)

10(ab)	Settlement Agreement, dated February 17, 2003, by and among the Company, Mark E. Schwarz, Newcastle Capital Group, L.L.C., a Texas limited liability company, Newcastle Capital Management L.P., a Texas limited partnership, and Newcastle Partners, L.P. a Texas limited partnership. (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed February 18, 2003 [File No. 0-20850].)

10(ac)	Commercial Contract - Improved Property effective as of February 14, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd. (Incorporated by reference from Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(ad)	First Amendment to Commercial Contract - Improved Property effective as of May 6, 2003, between Haggar Clothing Co. and PPM Specialists, Ltd. (Incorporated by reference from Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 [File No. 0-20850].)

10(ae)	Commercial Contract – Improved Property effective as of May 9, 2003, between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(af)	First Amendment to Commercial Contract – Improved Property effective as of June 3, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ag)	Second Amendment to Commercial Contract – Improved Property effective as of July 8, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ah)	Third Amendment to Commercial Contract – Improved Property effective as of July 9, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ai)	Fourth Amendment to Commercial Contract – Improved Property effective as of July 10, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(aj)	Fifth Amendment to Commercial Contract – Improved Property effective as of July 15, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ak)	Sixth Amendment to Commercial Contract – Improved Property effective as of July 17, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(al)	Seventh Amendment to Commercial Contract – Improved Property effective as of July 18, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(am)	Eighth Amendment to Commercial Contract – Improved Property effective as of July 21, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(an)	Ninth Amendment to Commercial Contract – Improved Property effective as of July 23, 2003 between Colinas Crossing, L.P. and the Company. (Incorporated by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 [File No. 0-20850].)

10(ao)+*	Second Amendment to Executive Employment Agreement dated August 18, 2004, between Haggar Clothing Co. and J.M. Haggar, III, Chairman and Chief Executive Officer.

10(ap)+*	Second Amendment to Executive Employment Agreement dated August 18, 2004, between Haggar Clothing Co. and Frank D. Bracken, President and Chief Operating Officer.

21*	Subsidiaries of the Company.

23(a)*	Consent of PricewaterhouseCoopers LLP.

31(a)*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith