Form 10-Q
period 2004-12-31
HAGGAR CORP
filed 2005-02-09
CIK 892533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

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

(214) 352-8481

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of February 7, 2005, there were 7,071,870 shares of the Registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

ITEM 1. FINANCIAL STATEMENTS

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2004	September 30, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,667	$30,667
Accounts receivable, net	35,148	56,132
Inventories, net	101,138	95,229
Deferred tax asset	11,021	11,021
Other current assets	7,968	7,392
Total current assets	179,942	200,441
Property, plant and equipment, net	44,597	44,394
Goodwill, net	9,472	9,472
Other assets	9,842	7,165
Total assets	$243,853	$261,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,418	$30,621
Accrued liabilities	36,256	36,678
Accrued wages and other employee compensation	2,949	8,538
Current portion of long-term debt	100	100
Total current liabilities	64,723	75,937
Other non-current liabilities	13,120	12,760
Deferred tax liability	374	374
Long-term debt	2,000	2,000
Total liabilities	80,217	91,071
Commitments and contingencies

Stockholders’ equity:
Preferred stock – par value $0.10 per share; 250,000 shares authorized and no shares issued at December 31, 2004 and September 30, 2004	—	—
Common stock – par value $0.10 per share; 25,000,000 shares authorized; 9,520,043 and 9,455,679 shares issued at December 31, 2004 and September 30, 2004, respectively	952	945
Additional paid-in capital	55,927	54,966
Deferred compensation	(1,615)	(1,796)
Cumulative translation adjustment	186	(9)
Retained earnings	137,621	141,256
	193,071	195,362
Less – Treasury stock, 2,446,976 and 2,242,183 shares at cost at December 31, 2004 and September 30, 2004, respectively.	(29,435)	(24,961)
Total stockholders’ equity	163,636	170,401
Total liabilities and stockholders’ equity	$243,853	$261,472

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,
	2004	2003

Net sales	$100,543	$107,735
Cost of goods sold	72,757	76,412
Reorganization costs	(321)	—
Gross profit	28,107	31,323
Selling, general and administrative expenses	(33,843)	(29,574)
Royalty income	355	254
Other income, net	264	371
Interest expense	(209)	(457)
Income (loss) before provision (benefit) for income taxes	(5,326)	1,917

Provision (benefit) for income taxes	(2,061)	732

Net income (loss)	$(3,265)	$1,185

Other comprehensive income (loss):

Foreign currency translation adjustment	195	112

Comprehensive income (loss)	$(3,070)	$1,297

NET INCOME (LOSS) PER COMMON SHARE:
– Basic and Diluted	$(0.46)	$0.18

Weighted average number of common shares outstanding:
– Basic	7,072	6,561

– Diluted	7,072	6,726

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended December 31,
	2004	2003

Cash Flows from Operating Activities
Net income (loss)	$(3,265)	$1,185
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,489	1,621
Gain on the disposal of property, plant and equipment	—	(201)
Stock compensation expense	181	85
Increase in cash surrender value of officers’ life insurance	(365)	—
Tax benefits from employee stock plans	193	—
Changes in assets and liabilities:
Accounts receivable, net	21,331	20,251
Inventories	(5,757)	(1,975)
Other current assets	(624)	(2,549)
Other non-current assets	54	—
Accounts payable	(9,543)	3,908
Accrued liabilities	(570)	733
Accrued wages and other employee compensation	(5,589)	(3,768)
Other non-current liabilities	360	617
Net cash provided by (used in) operating activities	(2,105)	19,907

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,741)	(1,519)
Proceeds from sale of property, plant and equipment	146	201
Decrease in restricted cash	—	1,287
Net payments of loans on officers’ life insurance policies	(2,422)	—
Other non-current assets	—	(114)
Net cash used in investing activities	(4,017)	(145)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	15,000
Payments on long-term debt	—	(18,671)
Proceeds from exercise of employee stock options	775	2,252
Purchases of treasury stock	(4,474)	—
Increase (decrease) in book overdrafts	4,136	(929)
Payments of cash dividends	(370)	(334)
Net cash provided by (used in) financing activities	67	(2,682)

Effect of exchange rates on cash and cash equivalents	55	112

Increase (decrease) in cash and cash equivalents	(6,000)	17,192
Cash and cash equivalents, beginning of period	30,667	7,674
Cash and cash equivalents, end of period	$24,667	$24,866

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Preparation

The consolidated balance sheet as of December 31, 2004, and the consolidated statements of operations and comprehensive income (loss) and cash flows for the three months ended December 31, 2004 and 2003, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  The consolidated balance sheet as of September 30, 2004 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company at December 31, 2004, and for all other periods presented, have been made.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting.  Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Accounting for Stock Based Compensation

The Company accounts for long-term incentive plans under Accounting Principles Board Opinion No. 25.  As required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003

Net income (loss):
As reported	$(3,265)	$1,185
Add back: Stock-based employee compensation included in net income (loss) as reported, net of related tax effects	112	53
Less: Pro-forma stock-based employee compensation expense, net of related tax effects	(119)	(59)
Pro forma net income (loss)	$(3,272)	$1,179

Net income (loss) per common share:

Basic and Diluted
As reported	$(0.46)	$0.18
Pro forma	$(0.46)	$0.18

There were no options or restricted stock awards granted during the three months ended December 31, 2004 and 2003.

2.  Inventories, net

Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 2004, and September 30, 2004 (in thousands):

	December 31, 2004	September 30, 2004
Piece goods	$4,680	$4,473
Trimmings & supplies	1,331	1,550
Work-in-process	3,116	4,464
Finished garments	92,672	85,442
	101,799	95,929
Inventory reserves	(661)	(700)
Total inventories, net	$101,138	$95,229

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

3.  Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers.  The Company also operates two other segments, including the retail segment, which markets Haggar® branded products through 75 Company operated stores located in outlet and strip malls throughout the United States, and the licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment, net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income (loss) before net interest expense and provision (benefit) for income taxes.

The table below reflects the Company’s segment results for the three months ended December 31, 2004 and 2003 (in thousands):

	Wholesale	Retail	Licensing	Consolidated
2004
Net sales	$83,958	$16,585	$—	$100,543
Segment profit (loss)	$(6,771)	$1,299	$355	$(5,117)

2003
Net sales	$92,410	$15,325	$—	$107,735
Segment profit	$989	$1,131	$254	$2,374

A reconciliation of total segment profit (loss) to consolidated income (loss) before provision (benefit) for income taxes is as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Segment profit (loss)	$(5,117)	$2,374
Interest expense	(209)	(457)
Consolidated income (loss) before provision (benefit) for income taxes	$(5,326)	$1,917

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

4.  Commitments and Contingencies

The Company was party to an operating lease for a corporate aircraft which contained a residual value guarantee.  Under the lease, which ended in December 2004, the Company had the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party.  If the sales proceeds were less than $4.0 million, the Company was required to reimburse the lessor for the deficiency.  If the sales proceeds exceeded $4.0 million, the Company was entitled to all of such excess amounts.

On December 16, 2004, the Company completed the sale of the aircraft to a third party for proceeds of $3.2 million, net of commission and expenses of $0.2 million.  The Company reimbursed the lessor for a $0.9 million deficiency, which included nominal fees related to the termination of the lease prior to December 31, 2004.  The Company had accrued $0.7 million of this amount as of September 30, 2004, and recorded the additional $0.2 million in selling, general and administrative expenses during the three months ending December 31, 2004.

The Company has been named as a defendant in several legal actions arising from its operations in the normal course of business, including actions brought by certain terminated employees.  Although exact settlement amounts, if any, related to these actions cannot accurately be predicted, the claims and damages alleged, the progress of the litigation to date and past experience with similar litigation leads the Company to believe that any liability resulting from these actions and those described below will not, individually or collectively, have a material adverse effect on the Company.

The Company is a defendant in a wrongful termination lawsuit brought in federal district court in 2000 by a former salesman.  A jury rendered a verdict in January 2002 in favor of the plaintiff against the Company in the amount of $0.8 million, subject to potential doubling in the event judgment is entered on the jury’s finding of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees.  After various appeals and remand to the trial court, on January 31, 2005, the Company received a Memorandum Order ordering the Company to pay, after entry of judgment, backpay in the amount of $0.8 million, liquidated damages of $0.8 million and front pay of $0.5 million.  The court also ordered the Company to make monthly payments of $14,583 until the Company reinstates the plaintiff to the first available sales associate vacancy in the Dallas area.  The trial court denied, however, plaintiff’s request for enhanced backpay and prejudgment interest.  The trial court has advised the plaintiff that the law entitles him to an award of attorney’s fees, for which he must submit a motion.  The plaintiff’s counsel has sought a stipulation to attorney’s fees of $0.9 million, which the Company, through its counsel, has refused.  During the first quarter of fiscal 2005, the Company recorded an additional $1.7 million charge to selling, general and administrative expenses related to this matter.  The Company has reserved $2.7 million in accrued liabilities for this matter as of December 31, 2004.  The Company is currently reviewing its opportunities for appeal, once a final judgment is entered by the trial court.

During fiscal 2003 and 2004, one attorney has filed five separate suits in Texas state court against the Company and certain of its subsidiaries, as well as unrelated third parties, alleging injuries to approximately 2,200 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one case, which names over 2,100 plaintiffs, have been stayed due to the unrelated bankruptcy of one of the other defendants.  The Company is awaiting a decision by the trial court on its motion to dismiss another case, which names 71 plaintiffs.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for any of their allegations.  In addition, the Company believes that it has meritorious defenses to all of the asserted claims.  The Company intends to vigorously defend all of these suits.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against certain subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases have been on appeal to the Texas Supreme Court, because management and legal counsel believe the verdicts in the lawsuits are both legally and factually incorrect.  On December 31, 2004 the Texas Supreme Court reversed the judgment of the Court of Appeals and rendered judgment in the Company’s favor in one of such cases.  As a result, during the first quarter of fiscal 2005, the Company reversed the prior accrual for such case, resulting in a $0.3 million increase in gross profit for such quarter.  The other case remains on appeal.  The Company has $2.6 million reserved in accrued liabilities for the remaining case as of December 31, 2004.

5.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three months ended December 31, 2004 and 2003, such costs were $2.7 million.

6.   Basic and Diluted Common Shares

The following table sets forth the computation of basic and diluted weighted average common shares (in thousands):

	Three Months Ended December 31,
	2004	2003

Weighted average common shares outstanding	7,072	6,561
Shares equivalents, due to stock options and restricted stock	—	165
Weighted average diluted shares outstanding	7,072	6,726

Options to purchase 142,223 shares were excluded from the diluted earnings per share calculations for the three months ended December 31, 2004, due to the net loss recorded during the period.

Options to purchase 8,000 shares were excluded from the diluted earnings per share calculations for the three months ended December 31, 2003, because the options’ exercise prices were greater than the average market price of the common shares during the period.

7.  Dividends

During the first quarter of fiscal 2005, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 9, 2005, which will be paid on March 7, 2005.  The fourth quarter of fiscal 2004 dividend of approximately $0.4 million was paid in November 2004.

8.  Related Party Transactions

A director of the Company, who became a director in fiscal 2002, is a partner of a law firm that rendered various legal services to the Company during the three months ended December 31, 2004 and 2003. The Company paid the law firm approximately $42,000 and $0.4 million for legal services during the three months ended December 31, 2004 and 2003, respectively.  There were $14,000 and $0.1 million in unpaid fees due to the law firm at December 31, 2004 and 2003, respectively, which were included in accrued liabilities.

9.  Sales Force Reduction

As of September 30, 2004, the Company’s senior management committed to a plan to reduce the Company’s sales force.  Severance benefits for this reduction in force were to be determined in accordance with an established severance plan communicated to all affected employees.  The Company recorded a $0.4 million pre-tax charge to selling, general and administrative expenses during fiscal 2004 which approximated average severance benefits for three employees pursuant to the severance plan.

During November 2004, management communicated the reduction in force to the sales force and asked for volunteers to accept the severance benefits.  On December 15, 2004, management engaged in negotiations with three volunteers from the sales force and, as a result of these negotiations, granted an additional amount over the severance benefits prescribed by the severance plan.  The Company recorded an additional $0.3 million pre-tax charge to selling, general and administrative expenses during the first quarter of fiscal 2005 for these incremental severance benefits.  Severance payments for these three employees began at their termination dates in January 2005 and are expected to continue through March 2006.  The Company included $0.7 million in accrued liabilities related to these severance benefits.

10.  Officer’s Life Insurance Policy Activity

During fiscal 1991, the Company entered into split-dollar life insurance agreements with trusts established by three former officers of the Company.  Pursuant to these agreements, the Company is entitled to the cumulative premiums it has paid on the policies less the Company’s interest in policy loans and related accrued interest.  No further premiums are due on these policies.  The Company’s interest in the policies was $1.1 million at September 30, 2004, which was net of $9.1 million in policy loans made to the Company.

The Company was notified of the death of one of the insured former officers in September 2004.  In November 2004, the insurance company applied the proceeds of $4.5 million directly to the $4.0 million in outstanding loans related to this policy, and the Company received net proceeds of $0.4 million, net of interest of $0.1 million, related to this policy.  In October 2004, the Company executed the surrender of $2.2 million in accumulated cash dividends on the second of these policies, resulting in a reduction of the policy loans for this amount.  In November 2004, the Company repaid the remaining policy loans of $2.9 million for these policies.  As a result of the transactions described above, at December 31, 2004, all policy loans had been repaid and the cash surrender value of the policies was $3.6 million.

11.  Equity

On November 30, 1999, the Board of Directors authorized the Company to repurchase of up to 3,000,000 shares of the Company’s stock (the “1999 Program”).  The 1999 Program does not have an expiration date.  As of September 30, 2002, the Company had purchased 2,242,183 shares of stock.  The Company did not purchase any shares in fiscal 2003 or fiscal 2004.  On November 8, 2004, the Company publicly announced that it was resuming its stock buyback program and, during the first quarter of fiscal 2005, purchased 204,793 shares of outstanding stock for $4.5 million commensurate with that announcement.  The amount and timing of additional purchases will depend upon market conditions.

12.  Recently Issued and Adopted Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), entitled “Share-Based Payment” (“SFAS No. 123R”) to amend Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”.  The standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This standard eliminates the ability to account for share-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R requires the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with previously issued SFAS No. 123 and also SFAS No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure”.  Management is currently evaluating the impact that the pronouncement will have on the Company’s financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts contained in this report, including statements regarding the Company’s future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that the Company believes may affect its financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions that could affect the results of the Company or the apparel industry generally and could cause the Company’s expected results to differ materially from those expressed in this Quarterly Report on Form 10-Q.  These risks, uncertainties and assumptions are described in “Item 1.  Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 10, 2004, and include, among other things:

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

•                  changes in interest rates and capital market conditions,

•                  acquisitions or dissolution of business enterprises, including the ability to integrate acquired businesses effectively,

•                  natural disasters,

•                  unusual or infrequent items that cannot be foreseen or are not susceptible to estimation, and

•                  impact of the identification of material weaknesses in disclosure controls and procedures.

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

Overview

The Company designs, manufactures, imports and markets in the United States and abroad, casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests.  The Company’s operations are organized into three business segments, wholesale, retail and licensing, each of which offers similar products through different distribution channels.  The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products.  The Company’s retail segment markets Haggar® branded products through 75 Company operated retail stores located in outlet and strip malls throughout the United States.  The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic regions.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the three months ended December 31, 2004.

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

Comparison of Three Months Ended December 31, 2004 to Three Months Ended December 31, 2003

Net Sales

Net sales decreased $7.2 million, or 6.7%, to $100.5 million for the first quarter of fiscal 2005, compared to net sales of $107.7 million for the first quarter of fiscal 2004.  Unit sales increased 1.4% and the average sales price decreased 8.1%.  The decrease in net sales is primarily attributable to a $11.7 million reduction in the Haggar® branded business during the first quarter of fiscal 2005, primarily due to reduced orders and increased allowances for the Company’s recently introduced Forever New™ product line.  This product was initially offered at higher than normal price points.  In addition, the Company’s United Kingdom operations were assumed by a third party on October 3, 2004, resulting in a $1.5 million decrease in net sales during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.  Net sales for the Company’s woman’s wear division decreased overall by $1.6 million due to a reduction in sales to specialty stores.  However, net sales for the Company’s new women’s pant programs improved by $0.8 million. These decreases were offset in part by net sales increases of $5.3 million for Kenneth Cole® and Claiborne® licensed products and $1.2 million for men’s private label programs.  In addition, net sales for the Company’s retail division increased $1.3 million for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

Gross Profit

Gross profit as a percentage of net sales decreased to 28.0% in the first quarter of fiscal 2005, compared to 29.1% in the first quarter of fiscal 2004.  The decrease in gross profit percentage is primarily related to an increase in allowances during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.  The allowances primarily relate to markdowns associated with the Forever New™ products during the first quarter of fiscal 2005.  Gross profit for the first quarter of fiscal 2005 also included the reversal of a $0.3 million accrual to earnings related to a wrongful termination lawsuit in which the Company received a favorable judgment on appeal in December 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 33.7% in the first quarter of fiscal 2005, compared to 27.5% in the first quarter of fiscal 2004.  The $4.3 million, or 14.4%, increase in selling, general and administrative expenses primarily relates to an increase of $2.5 million in media advertising expense, as $3.9 million in advertising expense was incurred during the first quarter of fiscal 2005 to introduce the Forever New™ product line, a $1.7 million charge in connection with a wrongful termination lawsuit, and a $1.0 million increase in volume-related expenses consistent with the sales increase for Kenneth Cole® and Claiborne® licensed programs, retail stores and private label programs.  The increases were partially offset by $0.4 million decrease in legal defense costs, a $0.4 million decrease in bonuses to employees and $0.4 million in other miscellaneous expense decreases.

During the first quarter of fiscal 2005, the Company also recorded a $0.3 million charge for additional severance benefits to three sales force employees.  The Company recorded a $0.4 million charge during fiscal 2004 when management committed to this reduction in force.  Severance payments for these three employees began at their termination dates in January 2005 and are expected to continue through March 2006.  The Company included $0.7 million in accrued liabilities related to these severance benefits as of December 31, 2004.

Interest Expense

Interest expense decreased $0.3 million, or 54.3%, to $0.2 million for the first quarter of fiscal 2005, compared to $0.5 million for the first quarter of fiscal 2004. Interest expense during the first quarter of fiscal 2004 included interest on borrowings under the Company’s revolving credit facility and outstanding senior notes.  The Company did not borrow any amounts under the revolving credit facility during the first quarter of fiscal 2005 and repaid the remaining senior notes during September 2004.

Income Taxes

The Company’s income tax benefit as a percentage of income before income tax was 38.7% for the first quarter of fiscal 2005.  Comparatively, the Company’s income tax provision as a percentage of income before income tax was 38.2% for the first quarter of fiscal 2004.  The effective tax rates for the first quarters of fiscal 2005 and 2004 exceeded the statutory federal tax rate of 35% primarily as a result of state income taxes and certain permanent differences.

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers.  The Company also operates two other segments, including the retail segment, which markets Haggar® branded products through 75 Company operated stores located in outlet and strip malls throughout the United States, and the licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income (loss) before interest expense and provision (benefit) for income taxes.

The table below reflects the Company’s segment results for the three months ended December 31, 2004 and 2003:

	Wholesale	Retail	Licensing	Consolidated
2004
Net sales	$83,958	$16,585	$—	$100,543
Segment profit (loss)	$(6,771)	$1,299	$355	$(5,117)

2003
Net sales	$92,410	$15,325	$—	$107,735
Segment profit	$989	$1,131	$254	$2,374

Wholesale Segment

Wholesale segment net sales decreased $8.4 million, or 9.1%, to $84.0 million for the first quarter of fiscal 2005, compared to $92.4 million for the first quarter of fiscal 2004.  The decrease in wholesale segment net sales during the first quarter of fiscal 2005 is primarily attributable to a $11.7 million reduction in the Haggar® branded business, primarily due to reduced orders and increased allowances for the Company’s Forever New™ product line.  This product was initially offered at higher than normal price points.  In addition, the Company’s United Kingdom operations were assumed by a third party on October 3, 2004, resulting in a $1.5 million decrease in net sales during the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004.  Net sales for the Company’s women’s wear divisions decreased overall by $1.6 million due to a reduction in sales to specialty stores.  However, net sales for the Company’s new women’s pant programs improved by $0.8 million.  These decreases were offset in part by net sales increases of $5.3 million for Kenneth Cole® and Claiborne® licensed products and $1.2 million for men’s private label programs.

Wholesale segment profit decreased $7.8 million to a $6.8 million loss for the first quarter of fiscal 2005, compared to a $1.0 million profit for the first quarter of fiscal 2004.  The decrease in segment profit is primarily attributable to a $8.5 million decrease in net sales as noted above, a 3.1% decrease in men’s wear gross profit percentage primarily related to an increase in customer allowances, an increase of $2.5 million in media advertising expense, as $3.9 million was incurred during the first quarter of fiscal 2005 to introduce the Forever New™ product line, a $1.7 million charge in connection with a wrongful termination lawsuit, $0.3 million in additional severance charges related to the termination of three sales force employees, and a $0.9 million increase in volume-related expenses consistent with the sales increase for Kenneth Cole® and Claiborne® licensed programs and private label programs.  The increases were partially offset by a $0.4 million decrease in legal expenses, a $0.4 million decrease in bonuses to employees and $0.4 million in other miscellaneous expense decreases.

Retail Segment

Retail segment net sales increased $1.3 million, or 8.2%, to $16.6 million for the first quarter of fiscal 2005, compared to $15.3 million for the first quarter of fiscal 2004.  The increase in retail segment net sales during the first quarter of fiscal 2005 is primarily attributable to the Company’s ongoing strategy to identify and close under-performing stores and open new stores, as well as increased sales at existing retail stores.

Retail segment profit increased $0.2 million, or 14.9%, to $1.3 million for the first quarter of fiscal 2005, compared to $1.1 million for the first quarter of fiscal 2004.  The increase in retail segment profit is primarily attributable to a $1.3 million increase in retail net sales, combined with improved gross profit due to fewer markdowns on seasonal products and improved gross profit for shirts during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Licensing Segment

Licensing segment profit increased $0.1 million, or 39.8%, to $0.4 million in fiscal 2005, compared to $0.3 million in fiscal 2004 primarily due to increased sales by the Company’s licensees.

Liquidity and Capital Resources

The Company’s principal sources of liquidity have been cash flows from operations and borrowings under its unsecured revolving credit facility.  As of December 31, 2004, the Company had cash and cash equivalents of $24.7 million.

The Company was party to an operating lease for a corporate aircraft, which contained a residual value guarantee.  Under the lease, which ended in December 2004, the Company had the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party.  If the sales proceeds were less than $4.0 million, the Company was required to reimburse the lessor for the deficiency.  If the sales proceeds exceeded $4.0 million, the Company was entitled to all of such excess amounts.

On December 16, 2004, the Company completed the sale of the aircraft to a third party for proceeds of $3.2 million net of commissions and expenses of $0.2 million.  The Company reimbursed the lessor for a $0.9 million deficiency, which included minimal fees related to the termination of the lease prior to December 31, 2004.  The Company had accrued $0.7 million of this amount as of September 30, 2004, and recorded the additional $0.2 million in selling, general and administrative expenses during the three months ending December 31, 2004.

During fiscal 1991, the Company entered into split-dollar life insurance agreements with trusts established by three former officers of the Company.  Pursuant to these agreements, the Company is entitled to the cumulative premiums it has paid on the policies less the Company’s interest in policy loans and related accrued interest.  No further premiums are due on these policies.  The Company’s interest in the policies was $1.1 million at September 30, 2004, which was net of $9.1 million in policy loans made to the Company.

The Company was notified of the death of one of the insured former officers in September 2004.  In November 2004, the insurance company applied the proceeds of $4.5 million directly to the $4.0 million in outstanding loans related to this policy, and the Company received net proceeds of $0.4 million, net of interest of $0.1 million, related to this policy..  In October 2004, the Company executed the surrender of $2.2 million in accumulated cash dividends on the second of these policies, resulting in a reduction of the policy loans for this amount.  In November 2004, the Company repaid the remaining policy loans of $2.9 million for these policies.  As a result of the transactions described above, at December 31, 2004, all policy loans had been repaid and the cash surrender value of the policies was $3.6 million.

During the first quarter of fiscal 2005, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on February 9, 2005, which will be paid on March 7, 2005.  The fourth quarter fiscal 2004 dividend of approximately $0.4 million was paid in November 2004.

On November 30, 1999, the Board of Directors authorized the Company to repurchase of up to 3,000,000 shares of the Company’s stock (the “1999 Program”).  The 1999 Program does not have an expiration date.  As of September 30, 2002, the Company had purchased 2,242,183 shares of stock.  The Company did not purchase any shares in fiscal 2003 or fiscal 2004.  On November 8, 2004, the Company publicly announced that it was resuming its stock buyback program and, during the first quarter of fiscal 2005, purchased 204,793 shares of outstanding stock for $4.5 million commensurate with that announcement.  The amount and timing of additional purchases will depend upon market conditions.

From time to time, the Company will sell or dispose of assets, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner, which is profitable to the Company, or at all.  In addition, the Company will make investments in assets that management believes are needed to acquire and maintain the businesses in which the Company operates.  Again, there can be no assurance that the Company can obtain a reasonable return on any such investments.

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

The Company has other contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Contractual Obligations And Commercial Commitments” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 10, 2004.  There have been no significant changes in the Company’s contractual obligations and commercial commitments since September 30, 2004.

Cash Flow Results for the Three Months Ended December 31, 2004

Net cash provided by operating activities decreased $22.0 million, to $2.1 million net cash used in operating activities during the first quarter of fiscal 2005, compared to $19.9 million net cash provided by operating activities during the first quarter of fiscal 2004.  The decrease was primarily due to the net loss for the first quarter of fiscal 2005 as compared to net income for the first quarter of fiscal 2004, increased inventory purchased during the period, payment of a $0.9 million residual value guarantee related to the lease on the Company’s corporate aircraft and a decrease in the accounts payable balance due to the timing of payments during the first quarter of fiscal 2005.

Net cash used in investing activities increased $3.9 million, to $4.0 million in the first quarter of fiscal 2005, compared to $0.1 million in the first quarter of fiscal 2004.  The increase was primarily due to $2.4 million in net payments on officer’s life insurance policy loans.  Cash used in investing activities during the first quarter of fiscal 2004 related primarily to capital expenditures for improvements to the global headquarters, which were funded with $1.3 million in funds transferred from restricted cash.

Net cash provided by financing activities increased $2.8 million, to $0.1 million net cash provided by financing activities in the first quarter of fiscal 2005 as compared to $2.7 million net cash used in financing activities in the first quarter of fiscal 2004.  The increase was primarily due to a reduction in net repayments on long-term debt during the first quarter of fiscal 2005 and an increase in book overdrafts, partially offset by a decrease of $1.5 million in proceeds from the exercise of employee stock options and purchases of treasury stock of $4.5 million.

Risks Related to the Company’s Business

An investment in the Company involves certain risks and uncertainties.  The risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q should be carefully considered.  If any of the events described below or elsewhere occurs, the Company’s business could be adversely affected in a material way.

Dependence on Key Customers

The Company’s four largest customers accounted for approximately 51% and 52% of the Company’s net sales during the three months ended December 31, 2004 and 2003, respectively.  The same four customers accounted for approximately 73% and 62% of trade receivables as of December 31, 2004 and September 30, 2004, respectively.  The loss of the business of one or more of the Company’s larger customers could have a material adverse effect on the Company.

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

Dependence on Third-Party Manufacturers

The Company is dependent upon third parties for the manufacture of approximately 83% of its products. The inability of a manufacturer to ship orders of the Company’s products in a timely manner or to meet quality standards could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner and the loss of such suppliers could have a material adverse effect on the Company’s short-term operating results.

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

Risks of Acquisition Strategy

The Company continues to seek growth through strategic acquisitions of other apparel businesses.  However, the Company cannot give any assurances that its acquisition strategy will be successful.  The success of the Company’s acquisition strategy is dependent upon a number of factors, including:

•                  the Company’s ability to identify suitable acquisition candidates;

•                  the Company’s ability to negotiate favorable acquisition terms, including purchase price, which may be adversely affected due to increased competition with other buyers;

•                  the availability of financing to the Company, or on terms favorable to the Company;

•                  the Company’s ability to integrate effectively the systems and operations of acquired businesses; and

•                  the Company’s ability to retain key personnel of acquired businesses.

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

Weaknesses in Internal Controls

Weaknesses in internal controls and procedures could have a material adverse effect on the Company.  During the preparation of the Company’s consolidated financial statements for fiscal 2004, the Company’s management noted internal control deficiencies related to the review of journal entries and account reconciliations, the training, staffing and supervision related to intercompany accounting and foreign currency translation processes, the documentation of the Company’s foreign currency translation methodology and the periodic review of the trial balance for unusual items.  These internal control deficiencies constituted a material weakness.  During the first quarter of fiscal 2005, the Company’s management identified two control deficiencies which constitute material weaknesses.  The first material weakness relates to the finished goods inventory valuation.  Management believes that there has been inadequate analysis of the capitalized cost factors used in the finished goods inventory valuation.  The second material weakness relates to internal controls for customer allowance reserves.  Management has identified certain customer allowances for which a reserve was not recorded on a timely basis.  For further discussion of the Company’s internal control over financial reporting, see “Item 4. Controls and Procedures”.  The Company has implemented new controls to remediate the control deficiencies noted above, however other instances of weaknesses in the Company’s internal controls and procedures could occur or be identified in the future. Any such weaknesses may have a material adverse effect on the Company and the market price of the Company’s securities.

Recently Issued and Adopted Financial Accounting Standards

In December 2004, the FASB issued Statement No. 123R (revised 2004), entitled “Share-Based Payment” (“SFAS No. 123R”) to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, Statement of Cash Flows”.  The standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This standard eliminates the ability to account for share-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R requires the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with previously issued SFAS No. 123 and also SFAS No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure”.  Management is currently evaluating the impact that the pronouncement will have on the Company’s financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.  As of December 31, 2004, the Company’s exposure to interest rate risk was minimal due to the low level of variable rate debt.

Item 4.  Controls and Procedures

(a)                                  The Chief Executive Officer and Chief Accounting Officer of the Company have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-15(e) and 15d-15(e)), and have concluded, as more fully described in 4(c) below, that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures were ineffective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934.  With respect to the material weaknesses described in Item 4(c) below we significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure our disclosure controls and procedures were effective  over the preparation of the financial information included in this Quarterly Report on Form 10-Q.

(b)                                 In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

The Company reported deficiencies in internal control which constituted a material weakness in Item 9A of its Annual Report on Form 10-K filed December 10, 2004.  The deficiencies included (i) inadequate and untimely review of journal entries and account reconciliations; (ii) inadequate training, staffing and supervision related to intercompany accounting and foreign currency translation processes;  (iii) insufficient documentation regarding the Company’s foreign currency translation methodology; and (iv) inadequate periodic review of the trial balance for unusual items.

In response to the deficiencies noted above, the Company has made the necessary improvements to the internal control environment to remediate the material weakness.   Prior to the filing of the Annual Report on Form 10-K, the Company had completed training of accounting personnel currently responsible for intercompany accounting and foreign currency translation on the appropriate methodology to be used and implemented a monthly control to evaluate the reasonableness of the foreign currency translation adjustment.  Since December 2004, the Company has (i) reviewed journal entries and account reconciliations to ensure the process is effective; (ii) assessed the Company’s accounting personnel, restructured the organization and added two senior supervisory positions; (iii) documented the system flow of the Company’s foreign currency translation module (iv) enhanced the quarterly fluctuation analysis to include a scan of all trial balance accounts for unusual items; and (v) adjusted the timing of quarterly and year end earnings releases in order to allow appropriate time to perform all control procedures.

(c)                                  In connection with the financial statement close process for December 31, 2004, the Company’s management identified two additional control deficiencies which management believes constitute material weaknesses in its internal controls. The first of these relates to the finished goods inventory valuation process.  Management believes that there has been inadequate analysis of the capitalized cost factors used in the finished goods inventory valuation.

The Company remediated this weakness in its internal control over financial reporting by implementing a detailed review of the calculation of capitalized cost factors.  The review includes a process to verify completeness and accuracy of general ledger accounts included in the calculation of the cost capitalization factors, as well as a review of the appropriateness of the expenses included within those accounts.  The Company also implemented a more robust monthly analytical review of the trend of capitalized cost factors compared to prior periods.

The second material weakness relates to internal controls for customer allowance reserves.  The Company periodically grants allowances for certain customers.  The Company’s management identified customer allowances for which a reserve was not recorded on a timely basis.

The Company remediated this weakness in internal controls by conducting training on the Company’s accounting for customer allowance reserves for those senior sales associates with the responsibility for customer allowances.

(d)                                 During the most recent fiscal quarter, there have not been any other changes, other than as discussed above, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a defendant in a wrongful termination lawsuit brought in federal district court in 2000 by a former salesman.  A jury rendered a verdict in January 2002 in favor of the plaintiff against the Company in the amount of $0.8 million, subject to potential doubling in the event judgment is entered on the jury’s finding of willful discrimination, plus pre- and post-judgment interest and attorneys’ fees.  After various appeals and remand to the trial court, on January 31, 2005, the Company received a Memorandum Order ordering the Company to pay, after entry of judgment, backpay in the amount of $0.8 million, liquidated damages of $0.8 million and front pay of $0.5 million.  The court also ordered the Company to make monthly payments of $14,583 until the Company reinstates the plaintiff to the first available sales associate vacancy in the Dallas area.  The trial court denied, however, plaintiff’s request for enhanced backpay and prejudgment interest.  The trial court has advised the plaintiff that the law entitles him to an award of attorney’s fees, for which he must submit a motion.  The plaintiff’s counsel has sought a stipulation to attorney’s fees of $0.9 million, which the Company, through its counsel, has refused.  During the first quarter of fiscal 2005, the Company recorded an additional $1.7 million charge to selling, general and administrative expenses related to this matter.  The Company has reserved $2.7 million in accrued liabilities for this matter as of December 31, 2004.  The Company is currently reviewing its opportunities for appeal, once a final judgment is entered by the trial court.

During fiscal 2003 and 2004, one attorney filed five separate suits in Texas state court against the Company and certain of its subsidiaries, as well as unrelated third parties, alleging injuries to approximately 2,200 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one case, which names over 2,100 plaintiffs, have been stayed due to the unrelated bankruptcy of one of the other defendants.  The Company is awaiting a decision by the trial court on its motion to dismiss another case, which names 71 plaintiffs.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for any of their allegations.  In addition, the Company believes that it has meritorious defenses to all of the asserted claims.  The Company intends to vigorously defend all of these suits.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against certain subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases have been on appeal to the Texas Supreme Court, because management and legal counsel believe the verdicts in the lawsuits are both legally and factually incorrect.  On December 31, 2004 the Texas Supreme Court reversed the judgment of the Court of Appeals and rendered judgment in the Company’s favor in one of such cases.  As a result, during the first quarter of fiscal 2005, the Company reversed the prior accrual for such case, resulting in a $0.3 million increase in gross profit for such quarter.  The other case remains on appeal.  The Company has $2.6 million reserved in accrued liabilities for the remaining case as of December 31, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 1999, the Board of Directors authorized the Company to repurchase of up to 3,000,000 shares of the Company’s stock (the “1999 Program”).  The 1999 Program does not have an expiration date.  As of September 30, 2002, the Company had purchased 2,242,183 shares of stock.  The Company did not purchase any shares in fiscal 2003 or fiscal 2004.  On November 8, 2004, the Company publicly announced, that it was resuming its stock buyback program and has since purchased 204,793 shares of outstanding stock commensurate with that announcement.  The amount and timing of additional purchases will depend upon market conditions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program (1)

October 1, 2004 through October 31, 2004	—	—	—	757,817
November 1, 2004 through November 30, 2004	65,400	$19.91	65,400	692,417
December 1, 2004 through December 31, 2004	139,393	$22.71	139,393	553,024

Total	204,793	$21.82	204,793	553,024

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

4(c)		Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(d)		Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

31(a)	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32(b)	**	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.,

Date: February 9, 2005	By:	/s/ John W. Feray
John W. Feray
(Chief Accounting Officer)

Signed on behalf of the
registrant and as principal
accounting officer.

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

4(c)		Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(d)		Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

31(a)	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32(b)	**	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith
**	Furnished herewith