Form 10-Q
period 2005-03-31
HAGGAR CORP
filed 2005-05-10
CIK 892533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

As of May 9, 2005, there were 7,078,333 shares of the Registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

ITEM 1. FINANCIAL STATEMENTS

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2005	September 30, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,578	$30,667
Accounts receivable, net	64,093	56,132
Inventories, net	104,521	95,229
Property held for sale	2,127	—
Deferred tax asset	11,021	11,021
Other current assets	7,204	7,392
Total current assets	198,544	200,441

Property, plant and equipment, net	42,335	44,394
Goodwill, net	9,472	9,472
Other assets	9,624	7,165
Total assets	$259,975	$261,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,213	$30,621
Accrued liabilities	36,137	36,678
Accrued wages and other employee compensation	3,687	8,538
Current portion of long-term debt	2,000	100
Total current liabilities	69,037	75,937

Other non-current liabilities	12,724	12,760
Deferred tax liability	374	374
Long-term debt	11,000	2,000
Total liabilities	93,135	91,071

Commitments and contingencies

Stockholders’ equity:
Preferred stock – par value $0.10 per share; 250,000 shares authorized and no shares issued and outstanding at March 31, 2005 or September 30, 2004	—	—
Common stock – par value $0.10 per share; 25,000,000 shares authorized; 9,525,309 and 9,455,679 shares issued at March 31, 2005 and September 30, 2004, respectively	952	945
Additional paid-in capital	56,048	54,966
Deferred compensation	(1,522)	(1,796)
Cumulative translation adjustment	112	(9)
Retained earnings	140,685	141,256
	196,275	195,362
Less – Treasury stock, 2,446,976 and 2,242,183 shares at cost at March 31, 2005 and September 30, 2004	(29,435)	(24,961)
Total stockholders’ equity	166,840	170,401
Total liabilities and stockholders’ equity	$259,975	$261,472

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net sales	$120,798	$132,071	$221,341	$239,805
Cost of goods sold	85,942	95,168	158,699	171,580
Reorganization costs	795	—	474	—
Gross profit	34,061	36,903	62,168	68,225

Selling, general and administrative expenses	(28,921)	(32,492)	(62,764)	(62,067)
Royalty income	273	345	628	598
Other income (expense), net	(58)	26	205	399
Interest expense	(232)	(459)	(441)	(916)
Income (loss) before provision (benefit) for income taxes	5,123	4,323	(204)	6,239

Provision (benefit) for income taxes	1,704	1,652	(357)	2,383

Net income	$3,419	$2,671	$153	$3,856

Other comprehensive income:

Foreign currency translation adjustment	$(74)	$146	$121	$258

Comprehensive income	$3,345	$2,817	$274	$4,114

NET INCOME PER COMMON SHARE:

— Basic	$0.49	$0.39	$0.02	$0.58

— Diluted	$0.48	$0.38	$0.02	$0.56

Weighted average number of common shares outstanding:

— Basic	6,982	6,823	7,027	6,691

— Diluted	7,083	6,986	7,139	6,861

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities
Net income	$153	$3,856
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,786	3,119
Loss (gain) on the disposal of property, plant and equipment	129	(227)
Stock-based compensation expense	395	140
Increase in cash surrender value of officers’ life insurance policies	(271)	(468)
Tax benefits from employee stock plans	193	—
Changes in assets and liabilities:
Accounts receivable, net	(7,615)	(11,965)
Inventories, net	(9,203)	(2,220)
Other current assets	194	(2,278)
Other assets	62	45
Accounts payable	(3,856)	1,583
Accrued liabilities	(591)	2,660
Accrued wages and other employee compensation	(4,851)	(1,905)
Other non-current liabilities	(36)	1,269
Net cash used in operating activities	(22,511)	(6,391)

Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(2,974)	(2,384)
Proceeds from sale of property, plant and equipment	146	227
Decrease in restricted cash	—	1,287
Net payments of loans on officers’ life insurance policies	(2,422)	—
Proceeds from officers’ life insurance policies	—	471
Net cash used in investing activities	(5,250)	(399)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	44,000	56,000
Payments on long-term debt	(33,100)	(53,671)
Proceeds from exercise of employee stock options	775	6,678
Purchases of treasury stock	(4,474)	—
Increase (decrease) in book overdrafts	154	(2,508)
Payments of cash dividends	(724)	(693)
Net cash provided by financing activities	6,631	5,806

Effect of exchange rates on cash and cash equivalents	41	(45)

Decrease in cash and cash equivalents	(21,089)	(1,029)
Cash and cash equivalents, beginning of period	30,667	7,674
Cash and cash equivalents, end of period	$9,578	$6,645

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Preparation

The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations and comprehensive income for the three and six months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the six months ended March 31, 2005 and 2004, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  The consolidated balance sheet as of September 30, 2004 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company at March 31, 2005, and for all other periods presented, have been made.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting.  Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Accounting for Stock Based Compensation

The Company accounts for its long-term incentive plans under Accounting Principles Board Opinion No. 25.  As required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income and net income per common share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income:
As reported	$3,419	$2,671	$153	$3,856
Add back: Stock-based compensation included in net income as reported, net of related tax effects	134	82	249	135
Less: Pro-forma stock-based compensation expense, net of related tax effects	(147)	(88)	(269)	(94)
Pro-forma net income	$3,406	$2,665	$133	$3,897
Net income per common share:

—Basic
As reported	$0.49	$0.39	$0.02	$0.58
Pro forma	$0.49	$0.39	$0.02	$0.58

—Diluted
As reported	$0.48	$0.38	$0.02	$0.56
Pro forma	$0.48	$0.38	$0.02	$0.57

The Company granted options to certain directors in both March 2004 and February 2005 under the Company’s long-term incentive plan adopted in fiscal 2003 (the “2003 LTIP”).  The options vest over three years.  The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Option Grant Date	Options Granted	Fair Value	Interest Rate	Expected Volatility	Expected Dividend Rate	Expected Lives
March 2004	15,000	$7.50	2.72%	45.27%	$0.20	5 years
February 2005	15,000	$7.09	2.95%	44.30%	$0.20	5 years

In February 2005, 5,000 shares of restricted stock with a fair value of $18.99 per share were granted to one director of the Company.  In the second quarter of fiscal 2004, 125,000 shares of restricted stock with fair values ranging from $19.69 to $19.85 per share were granted to certain officers and directors of the Company.  The shares, which were granted under the 2003 LTIP, have dividend rights and voting rights, but are subject to restrictions on transfer and risk of forfeiture until vested.  The shares vest in three equal annual installments.  The Company recorded in stockholders’ equity deferred compensation of $0.1 million and $2.5 million during the second quarters of fiscal 2005 and 2004, respectively, related to the restricted stock grants.  In May 2004, one of the Company’s officers resigned and forfeited 10,000 nonvested shares.  The Company reversed $0.2 million in deferred compensation related to these shares, as well as minimal expense the Company had recognized through the date of forfeiture.  The remaining deferred compensation balance will be amortized as expense on a straight-line basis over the vesting periods of the respective awards.

Reclassifications

Certain items in the prior period presentation have been reclassified to current period presentation.

2.  2005 Strategic Sourcing Changes

Sewing Facilities

On May 3, 2005, the Company announced plans to close its two remaining Company-operated sewing plants, located in Leon, Mexico and La Romana, Dominican Republic, as part of the Company’s plan to focus sourcing efforts in the Eastern Hemisphere.  As of March 31, 2005, the Company employed approximately 1,675 associates at the sewing facilities.  The Company plans to complete the closures during the third quarter of fiscal 2005.

As of March 31, 2005, given the plant closures and associated severance costs were probable, management recorded a $0.8 million pre-tax charge to reorganization costs for severance and other related benefits in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits and an Amendment of FASB Statements No. 5 and 43.”  A substantial portion of the severance benefits will be paid in lump sum payments on or about the date of closure at the facilities.  The Company will incur certain charges during the remainder of fiscal 2005 primarily related to the accelerated depreciation of certain equipment as well as costs to terminate the lease on the facility in the Dominican Republic.

Raw Materials Warehouse

On March 31, 2005, the Company closed its owned raw materials warehouse facility in Weslaco, Texas.   The Company eliminated 16 positions in conjunction with the closure, resulting in a pre-tax charge of approximately $0.1 million to selling, general and administrative expense during the second quarter of fiscal 2005.

As of March 31, 2005, the Company was actively marketing the property, which includes a separate building used as a fabric cutting facility until its closure in fiscal 2002.  Accordingly, land and building costs of $1.9 million were classified as property held for sale as of March 31, 2005.

3.  Inventories, net

Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at March 31, 2005, and September 30, 2004 (in thousands):

	March 31, 2005	September 30, 2004
Piece goods	$4,187	$4,473
Trimmings & supplies	393	1,550
Work-in-process	3,636	4,464
Finished garments	97,629	85,526
	105,845	96,013
Inventory reserves	(1,324)	(784)
Total inventories, net	$104,521	$95,229

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

4.  Long-Term Debt

Long-term debt consisted of the following at March 31, 2005, and September 30, 2004 (in thousands):

	March 31, 2005	September 30, 2004
Borrowings under revolving credit line	$11,000	$—
Industrial Development Revenue Bonds	2,000	2,100
Total debt	13,000	2,100
Less – current portion	(2,000)	(100)
Long-term debt	$11,000	$2,000

As of March 31, 2005, the Company had $11.0 million outstanding under a $111.0 million unsecured revolving credit agreement (the “Agreement”).  The available borrowing capacity was restricted to $31.1 million at March 31, 2005, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.3 million in unused letters of credit and commitment fees related to the available borrowing capacity during the six months ended March 31, 2005. The interest rates ranged from 2.34% to 5.75% during the six months ended March 31, 2005, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company.  The Agreement, which expires in June 2007, prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of March 31, 2005, the Company was in full compliance with its financial and other covenants under the Agreement.

Long-term debt also includes $2.0 million in Industrial Development Revenue (“IDR”) bonds at March 31, 2005.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at March 31, 2005, was 2.35%.  The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006.  The IDR bonds are collateralized by a building and certain equipment located at the Company’s fabric cutting facility in Weslaco, Texas, which was closed in March 2005.  The Company plans to call the bonds prior to December 2005 to obtain clear title to the collateralized building and equipment and facilitate the sale of the property.  Accordingly, the remaining balance of the IDR bonds of $2.0 million has been classified as current as of March 31, 2005.

5.  Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America.  The Company also operates a retail segment, which markets Haggar® branded products through 76 Company-operated stores located in outlet and strip malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income (loss) before interest expense and provision (benefit) for income taxes.

The table below reflects the Company’s segment results for the three and six months ended March 31, 2005 and 2004 (in thousands):

Three Months Ended March 31,	Wholesale	Retail	Licensing	Consolidated
2005
Net sales	$109,958	$10,840	$—	$120,798
Segment profit (loss)	$5,874	$(792)	$273	$5,355

2004
Net sales	$122,053	$10,018	$—	$132,071
Segment profit (loss)	$5,064	$(627)	$345	$4,782

Six Months Ended March 31,	Wholesale	Retail	Licensing	Consolidated
2005
Net sales	$193,916	$27,425	$—	$221,341
Segment profit (loss)	$(898)	$507	$628	$237

2004
Net sales	$214,462	$25,343	$—	$239,805
Segment profit	$6,052	$505	$598	$7,155

A reconciliation of total segment profit (loss) to consolidated income (loss) before provision (benefit) for income taxes is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Total segment profit	$5,355	$4,782	$237	$7,155
Interest expense	(232)	(459)	(441)	(916)
Consolidated income (loss) before provision (benefit) for income taxes	$5,123	$4,323	$(204)	$6,239

The table below reflects the net sales related to the Company’s key product lines as a percentage of consolidated net sales for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales by category:
Men’s Haggar® branded apparel	61.3%	66.9%	62.9%	69.0%
Men’s licensed apparel	11.4%	6.6%	12.3%	7.1%
Men’s private label apparel	16.6%	15.0%	15.8%	14.0%
Women’s apparel	10.7%	11.5%	9.0%	9.9%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

6.  Commitments and Contingencies

The Company was party to an operating lease for a corporate aircraft that contained a residual value guarantee.  Under the lease, which ended in December 2004, the Company had the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party.  If the sales proceeds were less than $4.0 million, the Company was required to reimburse the lessor for the deficiency.  If the sales proceeds exceeded $4.0 million, the Company was entitled to all of such excess amounts.

In December 2004, the Company completed the sale of the aircraft to a third party for proceeds of $3.2 million, net of commission and expenses of $0.2 million.  The Company reimbursed the lessor for a $0.9 million deficiency, which included nominal fees related to the termination of the lease prior to December 31, 2004.  The Company had accrued $0.7 million of this amount as of September 30, 2004, and recorded the additional $0.2 million in selling, general and administrative expenses during the three months ending December 31, 2004.

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

The Company is a defendant in a wrongful termination lawsuit brought in federal district court in 2000 by a former salesman.  A jury rendered a verdict in January 2002 in favor of the plaintiff against the Company.  After various appeals and remand to the trial court, on January 31, 2005, the Company received a Memorandum Order ordering the Company to pay, after entry of judgment, backpay in the amount of $0.8 million, liquidated damages of $0.8 million and front pay of $0.5 million.  The court also ordered the Company to make monthly payments of $14,583 until the Company reinstates the plaintiff to the first available sales associate vacancy in the Dallas area.  The trial court denied, however, plaintiff’s request for enhanced backpay and prejudgment interest.  During the first quarter of fiscal 2005, the Company recorded an additional $1.7 million charge to selling, general and administrative expenses related to this matter.  During the second quarter of fiscal 2005, after negotiations with the plaintiff’s counsel, the Company agreed to pay $0.8 million in attorney’s fees, subject to the Company’s right to appeal the damages award.  As a result, the Company recorded an additional $0.3 million charge to selling, general and administrative expenses.  The Company has reserved an aggregate of $3.0 million in accrued liabilities for this matter as of March 31, 2005.  The Company filed its notice of appeal on April 28, 2005.

During fiscal years 2003 and 2004, one attorney filed five separate suits in Texas state courts against the Company and certain of its subsidiaries, as well as unrelated third parties, alleging injuries to approximately 2,200 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one case, which names over 2,100 plaintiffs, have been stayed due to the unrelated bankruptcy of one of the other defendants.  The Company is awaiting a decision by the trial court on its motion to dismiss another case, which names 71 plaintiffs.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for any of their allegations.  In addition, the Company believes that it has meritorious defenses to all of the asserted claims.  The Company intends to vigorously defend all of these suits, unless a favorable settlement can be achieved.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against certain subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases were appealed to the Texas Supreme Court because management and legal counsel believed the verdicts were both legally and factually incorrect.  On December 31, 2004, the Texas Supreme Court reversed the judgment of the Court of Appeals and rendered judgment in the Company’s favor in one of such cases.  As a result, during the first quarter of fiscal 2005, the Company reversed the prior accrual for such case, resulting in a $0.3 million increase in gross profit for such quarter.  The other case remains on appeal.  The Company has $2.6 million reserved in accrued liabilities for the remaining case as of March 31, 2005.

7.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three and six months ended March 31, 2005, such costs were $2.9 million and $6.5 million, respectively.  For the three and six months ended March 31, 2004, such costs were $3.4 million and $6.9 million, respectively.

8.   Basic and Diluted Common Shares

The following table sets forth the computation of basic and diluted weighted average common shares (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Weighted average common shares outstanding	6,982	6,823	7,027	6,691
Shares equivalents, due to stock options and restricted stock	101	163	112	170
Weighted average diluted shares outstanding	7,083	6,986	7,139	6,861

Options to purchase 3,556 and 20,802 shares were excluded from the diluted earnings per share calculations for the three and six months ended March 31, 2005, because the options’ exercise prices were greater than the average market price of the common shares during the period.   Options to purchase 8,000 and 9,721 shares were excluded from the diluted earnings per share calculations for the three and six months ended March 31, 2004, because the options’ exercise prices were greater than the average market price of the common shares during the period.

9.  Dividends

During the second quarter of fiscal 2005, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 16, 2005, which will be paid on May 31, 2005.  The first quarter of fiscal 2005 dividend of approximately $0.4 million was paid in March 2005.

10.  Related Party Transactions

A director of the Company is a partner of a law firm that rendered various legal services to the Company during the three and six months ended March 31, 2005 and 2004.  The Company paid the law firm approximately $0.2 million for legal services during the three and six months ended March 31, 2005.  The Company paid the law firm approximately $0.3 million and $0.7 million for legal services during the three and six months ended March 31, 2004, respectively.  There were $0.2 million and $0.1 million in unpaid fees due to the law firm at March 31, 2005 and September 30, 2004, respectively, which were included in accrued liabilities.

11.  Sales Force Reduction

As of September 30, 2004, the Company’s senior management committed to a plan to reduce the Company’s sales force.  Severance benefits for this reduction in force were to be determined in accordance with an established severance plan communicated to all affected employees.  The Company recorded a $0.4 million pre-tax charge to selling, general and administrative expenses during fiscal 2004, which approximated average severance benefits for three employees pursuant to the severance plan.

During November 2004, management communicated the reduction in force to the sales force and asked for volunteers to accept the severance benefits.  On December 15, 2004, management engaged in negotiations with three volunteers from the sales force and, as a result of these negotiations, granted an additional amount over the severance benefits prescribed by the severance plan.  The Company recorded an additional $0.3 million pre-tax charge to selling, general and administrative expenses during the first quarter of fiscal 2005 for these incremental severance benefits.  Severance payments for these three employees began at their termination dates in January 2005 and are expected to continue through March 2006.  The Company included $0.6 million in accrued liabilities related to these severance benefits at March 31, 2005.

12.  Officer’s Life Insurance Policy Activity

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

The Company was notified of the death of one of the insured former officers in September 2004.  In November 2004, the insurance company applied the proceeds of $4.5 million directly to the $4.0 million in outstanding loans related to this policy, and the Company received net proceeds of $0.4 million, net of interest of $0.1 million, related to this policy.  In October 2004, the Company executed the surrender of $2.2 million in accumulated cash dividends on the second of these policies, resulting in a reduction of the policy loans for this amount.  In November 2004, the Company repaid the remaining policy loans of $2.9 million for these policies.  As a result of the transactions described above, at December 31, 2004, all policy loans had been repaid.  The cash surrender value of the policies at March 31, 2005, was $3.6 million.

13.  Equity

On November 30, 1999, the Board of Directors authorized the Company to repurchase of up to 3,000,000 shares of the Company’s stock (the “1999 Program”).  The 1999 Program does not have an expiration date.  As of September 30, 2002, the Company had purchased 2,242,183 shares of stock.  The Company did not purchase any shares in fiscal 2003 or fiscal 2004.  On November 8, 2004, the Company publicly announced that it was resuming its stock buyback program and, during the first quarter of fiscal 2005, purchased 204,793 shares of outstanding stock for $4.5 million commensurate with that announcement.  There were no additional purchases during the second quarter of fiscal 2005.  The amount and timing of additional purchases will depend upon market conditions.

14.  Subsequent Event

On April 8, 2005, the Company sold an apartment property located in New York for proceeds of $0.8 million.  The Company will record a gain on the sale of approximately $0.6 million to other income during the third quarter of fiscal 2005.  Building costs related to the property of $0.2 million were classified as property held for sale as of March 31, 2005.

15.  Recently Issued and Adopted Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment”, to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”.  This standard eliminates the ability to account for share-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R requires the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with previously issued SFAS No. 123 and also SFAS No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure”.

On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123R. The SEC now requires that registrants adopt SFAS No. 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R beginning October 1, 2005.

The Company is required to apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the date of adoption for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123R for pro forma disclosures. For periods before the date of adoption, the Company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123R. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

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

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company undertakes no obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Overview

The Company designs, manufactures, imports and markets casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests, in the United States and abroad.  The Company’s operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels.  The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products.  The Company’s retail segment markets Haggar® branded products through 76 Company-operated retail stores located in outlet and strip malls throughout the United States.  The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic regions.

Within these segments, the Company’s principal product categories are as follows:

Men’s Haggar® branded apparel.  The Company’s Haggar® branded products consist of high quality, affordable men’s dress and casual pants, shirts, suits, sport coats, sweaters and vests.  These products are sold nationwide in major department stores and marketed through the Company’s own retail stores located in outlet and strip malls throughout the United States.  The Haggar® trademark is also licensed to manufacturers of related apparel and accessories in categories outside the core product lines of the Company.

Men’s licensed apparel.  The Company is the licensee of certain trademarks owned by other apparel companies.  The Company has entered into license agreements to manufacture and market certain men’s pants and shorts under the Kenneth Cole New York®, Kenneth Cole Reaction® and Claiborne® trademarks.

Men’s private label apparel.  The Company’s mass retailer division, The Horizon Group, markets men’s apparel products including dress pants, casual pants, shorts, suits, sport coats and shirts.  In addition to manufacturing products under its own labels, the Company also manufactures men’s apparel for certain of its customers under the individual store’s proprietary label. These products, which are offered at lower price points than Haggar® licensed and branded apparel, are sold to customers such as Wal-Mart Stores, Inc. and J.C. Penney.

Women’s apparel.  The Company’s Women’s Wear subsidiary markets women’s sportswear including tops, coats, dresses, skirts, pants, and vests.  These product lines are primarily sold to major department stores, including Dillard’s and J.C. Penney in the United States and Sears and The Bay in Canada, and catalog suppliers, such as Coldwater Creek.

Key Performance Indicators

The Company’s management evaluates the financial condition and operating performance of the business on the basis of numerous factors, including:

Annual sales growth.  The Company has reported modest sales increases in recent years despite a trend in the apparel industry of declining retail prices and the consolidation of major retailers.  The Company plans to attain sales growth by maintaining a keen focus on the long-term business strategies over all the principal product categories.  The Company expects reduced overall sales for fiscal 2005 as compared to fiscal 2004 mainly related to a new product called ForeverNew™ that was unsuccessful.

Return on equity.  The Company’s management believes that a high return on equity is closely correlated with enhancing shareholder value.  The Company defines return on equity as net income as a percentage of stockholders’ equity.  The Company plans to achieve return on equity goals by generating long-term sales growth, improving the gross profit percentage and reducing selling, general and administrative expenses.

The Company continuously evaluates sourcing alternatives for high-quality, low-cost sourcing channels in order to increase gross profit.  In May 2005, the Company announced management’s decision to close the remaining Company-operated sewing facilities in the Western Hemisphere to focus more sourcing in the Eastern Hemisphere.

Further, the Company continually pursues initiatives to reduce selling, general and administrative expenses.  Recent initiatives include the sale of the corporate aircraft, a headcount reduction in the sales force and the elimination of redundant activities in the men’s and women’s wear organizations.

Inventory turns.  The Company manages inventory levels by carefully evaluating sales plans and monitoring inventory purchasing lead times.  The Company also has introduced a variety of replenishment product programs which contribute to higher inventory turns due to the decrease in inventory carrying costs.

Business Strategies

The Company has adopted the following strategies, as more fully described in the Annual Report on Form 10-K for the year ended September 30, 2004, to achieve its corporate and financial goals:

Increase Haggar® brand equity.  The Company designs comprehensive marketing plans, including national advertising, co-operative advertising, point-of-sale signage and in-store fixtures, to maintain and increase brand awareness and grow market share.

Introduce new products.  The Company’s continually seeks to introduce innovative products and technologies to the marketplace.

Expand licensing of trademarks.  The Company continues to pursue license agreements of Haggar-owned trademarks and the trademarks of other apparel companies to strengthen its market position.

Expand private label women’s wear business.   The Company is attempting to expand its women’s private label offerings to service global customers such as J.C. Penney and Wal-Mart.

Actively manage costs and collections.  The Company has identified vendors to provide high-quality, low-cost product sourcing from 14 foreign countries, with future sourcing plans to eventually reduce the number of countries to six to eight, given the overall apparel marketplace.  The Company also seeks to actively monitor and pursue timely collections on its receivables from retailer customers.

Pursue strategic acquisitions.  The Company will continue to seek growth through the identification of acquisition targets that are aligned with the Company’s long-term financial goals.

Key Activity - Three Months Ended March 31, 2005

Key activity for the three months ended March 31, 2005 included:

•                  Earnings per share increased 26% for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily due to reduced selling, general and administrative expenses and improved gross profit percentage.

•                  Net sales decreased 8.5% for the second quarter of fiscal 2005 as compared to net sales for the second quarter of fiscal 2004 primarily due to a decrease in the Haggar® brand business.

•                  The Company announced that it will continue its strategic sourcing changes by closing its Company-operated sewing facilities operated by subsidiaries of the Company in Leon, Mexico, and La Romana, Dominican Republic.  The Company will begin to utilize other cost effective sourcing alternatives in late fiscal 2005.

•                  The Company closed its owned raw materials warehouse facility in Weslaco, Texas.  The Company has outsourced this function to a long-term supplier.  Once the facility is sold, the Company will be able to reduce the overall operating costs for the owned facility.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the six months ended March 31, 2005.

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

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Net Sales

Net sales decreased $11.3 million, or 8.5%, to $120.8 million for the second quarter of fiscal 2005, compared to net sales of $132.1 million for the second quarter of fiscal 2004.  The decrease in net sales is primarily attributable to a $13.7 million reduction in Haggar® branded business due to weak performance of the Company’s ForeverNew™ product during the second quarter of fiscal 2005, a shift in the timing of orders in fiscal 2005 as compared to fiscal 2004 for one customer, and reduced sales of seasonal sportswear.  The decrease in net sales of Haggar® branded products was partially offset by a $5.2 million increase in sales of Kenneth Cole® and Claiborne® branded products.  The Company transferred its operations in the United Kingdom to a licensee during October 2004, which resulted in a $1.7 million decrease in net sales for the second quarter of fiscal 2005.  The Company’s domestic women’s wear business decreased $4.5 million due to a continued decrease in sales to a key customer and to specialty stores.    However, this decrease was offset in part by sales growth of $2.5 million for the Company’s women’s wear products in Canada due to increased sales of new programs to key customers.  The Company’s retail segment reported a $0.8 million increase in net sales due to management’s focus on effective promotional planning, improved store mix and the opening of eight new stores, net of two stores closed, since March 31, 2004.

Reorganization Costs

Reorganization costs for the second quarter of fiscal 2005 of $0.8 million represent severance costs and other related benefits.  On May 3, 2005, the Company announced plans to close its two remaining Company-operated sewing plants, located in Leon, Mexico, and La Romana, Dominican Republic, as part of the Company’s plan to focus sourcing efforts in the Eastern Hemisphere.  As of March 31, 2005, the Company employed approximately 1,675 associates at the sewing facilities.  The Company plans to complete the closures during the third quarter of fiscal 2005.

As of March 31, 2005, given the plant closures and associated severance costs were probable, management recorded a $0.8 million pre-tax charge to reorganization costs for severance and other related benefits in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits and an Amendment of FASB Statements No. 5 and 43.”

The Company will incur certain charges during the remainder of fiscal 2005 primarily related to the accelerated depreciation of certain equipment as well as costs to terminate the lease on the facility in the Dominican Republic.  The Company anticipates that for the third quarter of fiscal 2005, the charge will be an estimated $0.6 million to $1.0 million pre-tax, or $0.4 million to $0.6 million after tax.  The Company estimates that the plant closures will result in future annual pre-tax savings of $0.9 million to $1.3 million, although management does not anticipate such savings to be realized until fiscal 2006, depending on the mix of products and sourcing efforts going forward.

The Company plans to sell the land, building and equipment in Mexico, and began actively marketing the property after the closure was announced.

Gross Profit

Gross profit as a percentage of net sales increased to 28.2% in the second quarter of fiscal 2005, compared to 27.9% in the second quarter of fiscal 2004.  Absent $0.8 million in reorganization costs, gross profit as a percentage of net sales would have been 28.9% in the second quarter of fiscal 2005.  The increase was primarily attributable to an improved product mix, better sourcing of product for private label and women’s wear products and a decrease in customer allowances for Claiborne® branded products due to a change in estimate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 23.9% in the second quarter of fiscal 2005, compared to 24.6% in the second quarter of fiscal 2004.  The $3.6 million, or 11.0%, decrease in selling, general and administrative expenses is primarily due a $1.3 million decrease in volume-related expenses consistent with the overall sales decrease, a $0.8 million decrease in incentive compensation expense due to lower overall earnings projections for fiscal 2005, $0.8 million in reduced costs due to the transfer of operations in the United Kingdom to a licensee during the first quarter of fiscal 2005, $0.3 million in savings due to the sale of the corporate aircraft during the first quarter of fiscal 2005, $0.3 million in reduced marketing expenses and $0.7 million in one-time expenses incurred in the second quarter of fiscal 2004 due to the Company’s global headquarters relocation.  The expense decreases were offset by a $0.3 million increase in professional fees related to the Company’s compliance with the Sarbanes-Oxley Act and a $0.3 million charge related to a wrongful termination suit during the second quarter of fiscal 2005.

Interest Expense

Interest expense decreased $0.3 million, or 49.5%, to $0.2 million for the second quarter of fiscal 2005, compared to $0.5 million for the second quarter of fiscal 2004, primarily due to the repayment of policy loans on officers’ life insurance policies during the first quarter of fiscal 2005 and lower debt levels during fiscal 2005.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax was 33.3% for the second quarter of fiscal 2005.  Comparatively, the Company’s income tax provision as a percentage of income before income tax was 38.2% for the second quarter of fiscal 2004.  The decrease in the effective tax rate was primarily due to discrete period adjustments to record a downward revision in the Company’s estimate of interest owed related to a pending settlement with the Internal Revenue Service covering tax years 1993 to 1998 and a change in the estimate of certain potential state tax assessments based on expired statutes of limitations for past tax years.

Comparison of Six Months Ended March 31, 2005 to Six Months Ended March 31, 2004

Net Sales

Net sales decreased $18.5 million, or 7.7%, to $221.3 million for the six months ended March 31, 2005, compared to net sales of $239.8 million for the six months ended March 31, 2004.  The decrease in net sales is primarily attributable to a $25.4 million reduction in Haggar® branded business due to weak performance of the Company’s ForeverNew™ product during the first six months of fiscal 2005, a shift in the timing of orders in fiscal 2005 as compared to fiscal 2004 for one customer and reduced sales of seasonal sportswear.  The decrease in net sales of Haggar® branded products was partially offset by a $10.3 million increase in sales of Kenneth Cole® and Claiborne® branded products.  The Company transferred its operations in the United Kingdom to a licensee during October 2004, which resulted in an additional $3.1 million decrease in net sales for the six months ended March 31, 2005.  The Company’s domestic women’s wear business decreased $6.5 million due to the elimination of programs in the Juniors category as well as a continued decrease in sales to a key customer and specialty stores.  This decrease was offset in part by sales growth of $2.7 million for the Company’s women’s wear products in Canada due to increased sales of new programs to key customers.  The Company’s retail segment net sales increased $2.1 million due to management’s focus on effective promotional planning, improved store mix and the opening of 8 new stores, net of 2 stores closed, since the six months ended March 31, 2004.

The Company expects reductions in orders for Haggar® branded men’s wear and Kenneth Cole® and Claiborne® branded products through the remainder of fiscal 2005 as compared to fiscal 2004.  The Company intends to explore opportunities for growth with its women’s wear programs in the United States and in the women’s wear business in Canada to offset decreased volume for its traditional women’s wear programs. Additionally, the Company plans to drive additional net sales increases in its retail division by opening nine additional retail locations subsequent to March 31, 2005, closing one underperforming location and focusing on same-store sales growth.

Reorganization Costs

Reorganization costs for the six months ended March 31, 2005 of $0.5 million are primarily attributable to $0.8 million in severance costs and other related benefits associated with the shutdown of the two remaining Company-operating sewing plants, offset by the reversal of a $0.3 million accrual to earnings related to a wrongful termination lawsuit in which the Company received a favorable judgment on appeal in December 2004.

Gross Profit

Gross profit as a percentage of net sales decreased to 28.1% in the six months ended March 31, 2005, compared to 28.5% in the six months ended March 31, 2004.  Absent $0.5 million in reorganization costs, gross profit as a percentage of net sales would have been 28.3% in the six months ended March 31, 2005.  The decrease in gross profit was primarily attributable to an increase in allowances during the first quarter of fiscal 2005.  The allowances primarily related to markdowns associated with the ForeverNew™ products during the first quarter of fiscal 2005.   Gross profit related to Kenneth Cole® licensed products also decreased during the six months ended March 31, 2005 due to an increase in lower-margin closeout sales as compared to the six months ended March 31, 2004.   The decreases were offset in part by an increase in gross profit due to an improved product mix for the Company’s men’s private label and women’s wear products and a decrease in customer allowances on Claiborne® branded products due to a change in estimate.

The Company continues to evaluate sourcing options, including closing the Company-operated sewing plants as noted above and streamlining the number of suppliers to reduce costs, enhance product quality and improve product deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 28.4% in the six months ended March 31, 2005, compared to 25.9% in the six months ended March 31, 2004.  The $0.7 million, or 1.1%, increase in selling, general and administrative expenses primarily relates to $2.4 million in incremental media advertising expense, as $3.9 million in advertising expense was incurred during the first quarter of fiscal 2005 to introduce the ForeverNew™ product line, and $2.0 million in connection with a wrongful termination lawsuit.  The increase in selling, general and administrative expenses was also attributable to a $0.3 million increase in professional fees related to the Company’s compliance with the Sarbanes-Oxley Act, as well as $0.2 million in other administrative expense increases.  The increases were partially offset by a $1.0 million decrease in legal defense costs, a $1.2 million decrease in incentive compensation expense due to lower overall earnings projections for fiscal 2005, $1.1 million in reduced costs due to the transfer of operations in the United Kingdom to a licensee during the first quarter of fiscal 2005, $0.3 million in savings due to the sale of the corporate aircraft during the first quarter of fiscal 2005 and a $0.9 million decrease in expenses related to the Company’s global headquarters relocation in the first six months of fiscal 2004.

During the first quarter of fiscal 2005, the Company also recorded a $0.3 million charge for additional severance benefits to three sales force employees.  The Company recorded a $0.4 million charge during fiscal 2004 when management committed to this reduction in force.  Severance payments for these three employees began at their termination dates in January 2005 and are expected to continue through March 2006.  The Company included $0.6 million in accrued liabilities related to these severance benefits as of March 31, 2005.

Other Income

Other income decreased $0.2 million to $0.2 million during the six months ended March 31, 2005, compared to $0.4 million for the six months ended March 31, 2004 as the prior period includes a gain on the sale of a property of $0.2 million in addition to foreign currency exchange gains related to the Company’s division in Canada.   Other income for the six months ended March 31, 2005 primarily relates to foreign currency activity.

On April 8, 2005, the Company sold an apartment property located in New York for proceeds of $0.8 million.  The Company will record a gain on the sale of $0.6 million to other income during the third quarter of fiscal 2005.  Building costs related to the property of $0.2 million were classified as property held for sale as of March 31, 2005.

Interest Expense

Interest expense decreased $0.5 million, or 51.9%, to $0.4 million for the six months ended March 31, 2005, compared to $0.9 million for the six months ended March 31, 2004, primarily due to the repayment of policy loans on officers’ life insurance policies during the first quarter of fiscal 2005 and lower debt levels during fiscal 2005.

Income Taxes

The Company’s income tax benefit as a percentage of loss before income tax benefit, before considering certain discrete period adjustments, was 39.0% for the six months ended March 31, 2005.  Comparatively, the Company’s income tax benefit as a percentage of loss before income tax was 38.2% for the six months ended March 31, 2004.  The increase in the effective tax rate for the six months ended March 31, 2005 was primarily due to certain non-deductible penalties related to a tax assessment incurred during fiscal 2005.  The Company also recorded discrete period adjustments to reflect a downward revision in the Company’s estimate of interest owed related to a pending settlement with the Internal Revenue Service covering tax years 1993 to 1998 and a change in the estimate of certain potential state tax assessments based on expired statutes of limitations for past tax years.

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America.  The Company also operates a retail segment, which markets Haggar® branded products through 76 Company operated stores located in outlet and strip malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit (loss) is comprised of segment net income (loss) before interest expense and provision (benefit) for income taxes.

The table below reflects the Company’s segment results for the three and six months ended March 31, 2005 and 2004:

Three Months Ended March 31,	Wholesale	Retail	Licensing	Consolidated
2005
Net sales	$109,958	$10,840	$—	$120,798
Segment profit (loss)	$5,874	$(792)	$273	$5,355

2004
Net sales	$122,053	$10,018	$—	$132,071
Segment profit (loss)	$5,064	$(627)	$345	$4,782

Six Months Ended March 31,	Wholesale	Retail	Licensing	Consolidated
2005
Net sales	$193,916	$27,425	$—	$221,341
Segment profit (loss)	$(898)	$507	$628	$237

2004
Net sales	$214,462	$25,343	$—	$239,805
Segment profit	$6,052	$505	$598	$7,155

The table below reflects the net sales related to the Company’s key product lines as a percentage of consolidated net sales for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales by category:
Men’s Haggar® branded apparel	61.3%	66.9%	62.9%	69.0%
Men’s licensed apparel	11.4%	6.6%	12.3%	7.1%
Men’s private label apparel	16.6%	15.0%	15.8%	14.0%
Women’s apparel	10.7%	11.5%	9.0%	9.9%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Wholesale Segment

Wholesale segment net sales decreased $12.1 million, or 9.9%, to $110.0 million for the second quarter of fiscal 2005, compared to $122.1 million for the second quarter of fiscal 2004.  The decrease in wholesale segment net sales is primarily attributable to a $13.7 million reduction in Haggar® branded business due to weak performance of the Company’s ForeverNew™ product during the second quarter of fiscal 2005, a shift in the timing of orders in fiscal 2005 as compared to fiscal 2004 for one customer and reduced sales of seasonal sportswear.  The Company transferred its operations in the United Kingdom to a licensee during October 2004, which resulted in a $1.7 million decrease in net sales for the second quarter of fiscal 2005.  The decrease in net sales of Haggar® branded products was offset in part by a $5.2 million increase in sales of Kenneth Cole® and Claiborne® licensed products.  The Company’s domestic women’s wear business decreased $4.5 million due to a continued decrease in sales to a key customer and to specialty stores.  However, this decrease was offset in part by sales growth of $2.5 million for the Company’s women’s wear products in Canada due to increased sales of new programs key customers.

Wholesale segment net sales decreased $20.6 million, or 9.6%, to $193.9 million for the six months ended March 31, 2005, compared to $214.5 million for the six months ended March 31, 2004.  The decrease in wholesale segment net sales is primarily attributable to a $25.4 million reduction in Haggar® branded business due to weak performance of the Company’s ForeverNew™ product during the first six months of fiscal 2005 and a shift in the timing of orders in fiscal 2005 as compared to fiscal 2004 for one customer, offset in part by reduced customer allowance reserves.  The Company transferred its operations in the United Kingdom to a licensee during October 2004, which resulted in an additional $3.1 million decrease in net sales for the six months ended March 31, 2005.   The decrease in net sales of Haggar® branded products was offset in part by a $10.3 million increase in sales of Kenneth Cole® and Claiborne® branded products.  The Company’s domestic women’s wear business decreased $6.5 million due to the elimination of programs in the Juniors category as well as a continued decrease in sales to a key customer and to specialty stores.  The decrease in the women’s business was offset in part by sales growth of $2.7 million for the Company’s women’s wear products in Canada due to increased sales of new programs to key customers.

Wholesale segment profit increased $0.8 million, or 16.0% to $5.9 million for the second quarter of fiscal 2005, compared to $5.1 million for the second quarter of fiscal 2004.  Although wholesale segment sales decreased $12.1 million, as noted above, the impact of this decrease on wholesale segment profit was mitigated by a $3.8 million decrease in selling, general and administrative expenses primarily due to a $1.3 million decrease in volume-related expenses consistent with the overall sales decrease, a $0.8 million decrease in incentive compensation expense due to lower overall earnings projections for fiscal 2005, $0.8 million in reduced costs due to the transfer of operations in the United Kingdom to a licensee during the first quarter of fiscal 2005, $0.3 million in savings due to the sale of the corporate aircraft during the first quarter of fiscal 2005, $0.3 million in reduced marketing expenses, $0.7 million in one-time expenses incurred in the second quarter of fiscal 2004 due to the Company’s global headquarters relocation and $0.2 million in other miscellaneous expense decreases.  The expense decreases were offset by a $0.3 million increase in professional fees related to the Company’s compliance with the Sarbanes-Oxley Act and a $0.3 million charge related to a wrongful termination suit.  Wholesale segment profit also increased due to a 0.2% increase in gross profit as a percentage of net sales for the wholesale segment primarily attributable to an improved product mix, better sourcing of private label and women’s wear products and a decrease in customer allowances on Claiborne® branded products due to a change in estimate.

Wholesale segment profit decreased $7.0 million to $0.9 million loss for the six months ended March 31, 2005, compared to $6.1 million profit for the six months ended March 31, 2004.  The decrease in segment profit is primarily attributable to a $20.6 million decrease in net sales as noted above.  The decrease in segment profit is also due to a 0.8% decrease in gross profit as a percentage of net sales for the wholesale segment, primarily attributable to an increase in allowances during the first quarter of fiscal 2005.  The allowances primarily related to markdowns associated with the ForeverNew™ products during the first quarter of fiscal 2005.  Gross profit related to Kenneth Cole® licensed products decreased during the six months ended March 31, 2005 due to an increase in lower-margin closeout sales as compared to the six months ended March 31, 2004.   The decreases were offset in part by an increase in gross profit due to an improved product mix, better sourcing of private label and women’s wear products and a decrease in customer allowances on Claiborne® branded products due to a change in estimate.

Retail Segment

Retail segment net sales increased $0.8 million, or 8.2%, to $10.8 million for the second quarter of fiscal 2005, compared to $10.0 million for the second quarter of fiscal 2004.  Retail segment net sales increased $2.1 million, or 8.2%, to $27.4 million for the six months ended March 31, 2005, compared to $25.3 million for the six months ended March 31, 2004.  The increase in net sales for the retail segment for both periods is primarily due to management’s focus on effective promotional planning, improved store mix and the opening of eight new stores, net of two stores closed, since March 31, 2004.

Retail segment profit decreased $0.2 million, or 26.3%, to a $0.8 million loss for the second quarter of fiscal 2005, compared to a $0.6 million loss for the second quarter of fiscal 2004.  The decrease in retail segment profit is primarily attributable to a 3.3% decrease in gross profit as a percentage of sales, which offset the $0.8 million net sales increase for the second quarter for fiscal 2005 as compare to the second quarter of fiscal 2004.  The decrease in gross profit percentage is primarily due to a favorable book to physical inventory count adjustment during the second quarter of fiscal 2004.  The decrease in retail segment profit is also attributable to a $0.2 million increase in selling, general and administrative expenses due to increased employee compensation expenses, increased store opening expenses and other volume-related expense increases.

Retail segment profit was consistent at $0.5 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under its unsecured revolving credit facility.  As of March 31, 2005, the Company had cash and cash equivalents of $9.6 million.

As of March 31, 2005, the Company had $11.0 million outstanding under a $111.0 million unsecured revolving credit agreement (the “Agreement”).  The available borrowing capacity was restricted to $31.1 million at March 31, 2005, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.3 million in unused letters of credit and commitment fees related to the available borrowing capacity during the six months ended March 31, 2005. The interest rates ranged from 2.34% to 5.75% during the six months ended March 31, 2005, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company.  The Agreement, which expires in June 2007, prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of March 31, 2005, the Company was in full compliance with its financial and other covenants under the Agreement.

Long-term debt also includes $2.0 million in Industrial Development Revenue (“IDR”) bonds at March 31, 2005.  Significant terms of the IDR bonds include interest at a rate equal to that of high quality, short-term, tax exempt obligations, as defined in the agreement.  The interest rate at March 31, 2005, was 2.35%.  The IDR bonds mature in fiscal 2026, but the Company has the option to prepay the balance without penalty in fiscal 2006.  The IDR bonds are collateralized by a building and certain equipment located at the Company’s raw materials warehouse in Weslaco, Texas, which was closed in March 2005.  The Company plans to call the bonds prior to December 2005 to obtain clear title to the collateralized building and equipment and facilitate the sale of the property.  Accordingly, the remaining balance of the IDR bonds of $2.0 million has been classified as current as of March 31, 2005.

In February 2005, the Company purchased software related to a new financial management system.  The implementation of the system will begin during the third quarter of fiscal 2005, and is scheduled for completion during the third quarter of fiscal 2006.  The Company anticipates that costs to implement the new system will be approximately $2.0 million to $3.0 million over the next twelve months.

The Company also plans to replace the merchandising and point-of-sale systems at the retail segment, although vendor selection has not been completed.  The Company anticipates that implementation of these systems will begin during January 2006 and conclude by the end of fiscal 2006.  The Company estimates that costs to implement the new retail systems will be approximately $1.5 to $2.5 million.  The Company is currently evaluating financing alternatives to fund both these systems implementations.

The Company was party to an operating lease for a corporate aircraft, that contained a residual value guarantee.  Under the lease, which ended in December 2004, the Company had the option of (a) returning the aircraft to the lessor and paying the guaranteed residual value of $3.0 million; (b) purchasing the aircraft for $4.0 million; or (c) arranging for the sale of the aircraft to a third party.  If the sales proceeds were less than $4.0 million, the Company was required to reimburse the lessor for the deficiency.  If the sales proceeds exceeded $4.0 million, the Company was entitled to all of such excess amounts.

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

The Company was notified of the death of one of the insured former officers in September 2004.  In November 2004, the insurance company applied the proceeds of $4.5 million directly to the $4.0 million in outstanding loans related to this policy, and the Company received net proceeds of $0.4 million, net of interest of $0.1 million, related to this policy.  In October 2004, the Company executed the surrender of $2.2 million in accumulated cash dividends on the second of these policies, resulting in a reduction of the policy loans for this amount.  In November 2004, the Company repaid the remaining policy loans of $2.9 million for these policies.  As a result of the transactions described above, at December 31, 2004, all policy loans had been repaid.  The cash surrender value of the policies at March 31, 2005 was $3.6 million.

On November 30, 1999, the Board of Directors authorized the Company to repurchase of up to 3,000,000 shares of the Company’s stock (the “1999 Program”).  The 1999 Program does not have an expiration date.  As of September 30, 2002, the Company had purchased 2,242,183 shares of stock.  The Company did not purchase any shares in fiscal 2003 or fiscal 2004.  On November 8, 2004, the Company publicly announced that it was resuming its stock buyback program and, during the first quarter of fiscal 2005, purchased 204,793 shares of outstanding stock for $4.5 million commensurate with that announcement.  There were no additional purchases during the second quarter of fiscal 2005.  The amount and timing of additional purchases will depend upon market conditions.

During the second quarter of fiscal 2005, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on May 16, 2005, which will be paid on May 31, 2005.  The first quarter of fiscal 2005 dividend of approximately $0.4 million was paid in March 2005.

From time to time, the Company will sell or dispose of assets, which it feels are under-performing or are no longer needed in the businesses in which the Company operates. There can be no assurance that the Company will be able to sell or dispose of the assets in a manner that is profitable to the Company, or at all.  In addition, the Company will make investments in assets that management believes are needed to acquire and maintain the businesses in which the Company operates.  Again, there can be no assurance that the Company can obtain a reasonable return on any such investments.

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

On March 18, 2005, the Company extended the term of its license agreement to manufacture and market men’s pants and shorts under the Claiborne® trademark through December 2010.  There were no other material revisions to the terms of this license agreement.

The Company has other contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Contractual Obligations And Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  There have been no other material changes in the Company’s contractual obligations and commercial commitments since September 30, 2004.

Cash Flow Results for the Six Months Ended March 31, 2005

Net cash used in operating activities increased $16.1 million to $22.5 million during the six months ended March 31, 2005, compared to $6.4 million during the six months ended March 31, 2004.  The increase in net cash used in operating activities was primarily due to a decrease in the Company’s profitability when comparing the six months ended March 31, 2005 to the six months ended March 31, 2004, increased inventory purchased during the period, payment of a $0.9 million residual value guarantee related to the lease on the Company’s corporate aircraft, a decrease in accrued employee bonuses for fiscal 2005 and a decrease in the accounts payable balance due to the timing of payments.

Net cash used in investing activities increased $4.9 million to $5.3 million during the six months ended March 31, 2005, compared to $0.4 million during the six months ended March 31, 2004.  Investing activities for the six months ended March 31, 2005 included an additional $0.5 million related the purchase of software for the Company’s new financial system to be implemented in fiscal 2006 and other capital expenditures related to new retail stores.  Investing activities for the six months ended March 31, 2005 also included $2.4 million in net payments on officer’s life insurance policy loans.   Investing activities for the six months ended March 31, 2004 included $2.0 million related to capital improvements of the new global headquarters facility, $1.3 million of which were financed with funds transferred from restricted cash.

Net cash provided by financing activities increased $0.8 million, or 14.2%, to $6.6 million in the six months ended March 31, 2005 from $5.8 million in the six months ended March 31, 2004.  The increase was primarily due to an  $8.6 million increase in net borrowings and a $2.7 million increase in book overdrafts during the six months ended March 31, 2005, partially offset by a decrease of $5.9 million in proceeds from the exercise of employee stock options and purchases of treasury stock of $4.5 million.

Risks Related to the Company’s Business

An investment in the Company involves certain risks and uncertainties.  The risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q should be carefully considered.  If any of the events described below or elsewhere occurs, the Company’s business could be adversely affected in a material way.

Dependence on Key Customers

The Company’s four largest customers accounted for approximately 51% and 53% of the Company’s net sales during the six months ended March 31, 2005 and 2004, respectively.  The same four customers accounted for approximately 56% and 62% of trade receivables as of March 31, 2005 and September 30, 2004, respectively.  The loss of the business of one or more of the Company’s larger customers could have a material adverse effect on the Company.

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

Dependence on Third-Party Manufacturers

The Company will be dependent upon third parties for the manufacture of 100% of its products after the closure of the remaining Company-operated sewing plants. The inability of a manufacturer to ship orders of the Company’s products in a timely manner or to meet quality standards could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner and the loss of such suppliers could have a material adverse effect on the Company’s short-term operating results.

Substantially all of the Company’s products are manufactured outside the United States.  The Company’s foreign production and sourcing operations are subject to various risks of doing business abroad, including quotas, work stoppages and other restrictions and regulations relating to imports and, in certain parts of the world, political or economic instability.  Although the Company’s operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its foreign production or supply could adversely affect its operations.  Some of the Company’s imported merchandise is subject to United States Customs duties.  Any material increase in duty levels could materially adversely affect the Company.

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

Weaknesses in Internal Controls

Weaknesses in internal controls and procedures could have a material adverse effect on the Company.  For further discussion of the Company’s internal control over financial reporting, including significant deficiencies and material weaknesses identified and the related remediation effort, see “Item 4. Controls and Procedures.”  Other instances of weaknesses in the Company’s internal controls and procedures could occur or be identified in the future. Any such weaknesses may have a material adverse effect on the Company and the market price of the Company’s securities.

Recently Issued and Adopted Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment”, to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”.  This standard eliminates the ability to account for share-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R requires the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with previously issued SFAS No. 123 and also SFAS No. 148, “Accounting for Stock-Based Compensation Costs—Transition and Disclosure”.

On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123R. The SEC now requires that registrants adopt SFAS No. 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R beginning October 1, 2005.

The Company is required to apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the date of adoption for the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123R for pro forma disclosures. For periods before the date of adoption, the Company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123R. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.  As of March 31, 2005, the Company’s exposure to interest rate risk was minimal due to the low level of variable rate debt.

Item 4.  Controls and Procedures

(a)                               Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Accounting Officer of the Company have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-15(e) and 15d-15(e)), and have concluded, as more fully described below in Item 4(b), that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures were ineffective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934.  Such disclosure controls and procedures were also ineffective in ensuring that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  Due to the material weakness discussed below, in preparing our financial statements at and for the three and six month period ended March 31, 2005 we performed additional procedures, as described in Item 4(c)(iii), designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

(b)                               Internal Control over Financial Reporting

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

In connection with a review of all outstanding customer allowance reserves in February 2005, the Company’s management identified control deficiencies that, when considered in the aggregate, management believed constituted a material weakness in its internal controls.  Management determined that a key control requiring adequate supporting documentation and periodic review for customer allowance reserves was not operating effectively.  Management also noted that there were no controls in place to ensure adequate monitoring of customer allowance reserves by sales management personnel and timely communication of such allowances with accounting personnel.

Management’s assessment of the Company’s internal control over financial reporting pursuant to the Sarbanes Oxley Act of 2002 is ongoing and is, therefore, incomplete. However, management has identified a significant deficiency that could potentially be, if not remediated, a material weakness.  The significant deficiency relates to controls over the access to financial application programs and data.  Specifically, the Company does not maintain effective controls over the granting, maintenance and termination of user identification and passwords for employees, the required segregation of duties within certain financial applications and the independent monitoring and verification of internal user access to data.

(c)                                Changes in Internal Control over Financial Reporting

(i)             In connection with the financial statement close process for December 31, 2004, the Company’s management identified two control deficiencies which management believed constituted material weaknesses in its internal controls. The first of these related to the finished goods inventory valuation process.  Management believed that there was inadequate analysis of the capitalized cost factors used in the finished goods inventory valuation.  During January 2005, the Company remediated this weakness in its internal control over financial reporting by implementing a detailed review of the calculation of capitalized cost factors.  The review includes a process to verify completeness and accuracy of general ledger accounts included in the calculation of the cost capitalization factors, as well as a review of the appropriateness of the expenses included within those accounts.  The Company also implemented a more robust monthly analytical review of the trend of capitalized cost factors compared to prior periods.

(ii)          The second material weakness related to internal controls for customer allowance reserves.  The Company periodically grants allowances for certain customers.  The Company’s management identified customer allowances for which a reserve was not recorded on a timely basis.  During January 2005, the Company remediated this weakness in internal controls by conducting training on the Company’s accounting for customer allowance reserves for those senior sales personnel with the responsibility for customer allowances.

(iii)       To remediate the control deficiencies related to customer allowances described in Item 4(b), which were identified during February 2005, the Company has enhanced the periodic review process by sales personnel for all customer allowances granted as well as the supporting documentation that is required to record such allowances.  In addition, although the Company conducted training in January 2005 on customer allowances, the Company believed, given the new occurrence, that additional training was required.  That additional training was conducted in May 2005 with sales personnel, and emphasized timely communication on all arrangements with customers and the importance of documentation of such transactions.

(iv)      To address the significant deficiency related to systems access, the Company has begun to implement controls to require monthly updates of all user access lists to all financial applications.  The Company will also implement its new financial management systems during fiscal 2006.  The benefits of this implementation include an enhanced security model as compared to the Company’s current system.

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

The Company is a defendant in a wrongful termination lawsuit brought in federal district court in 2000 by a former salesman.  A jury rendered a verdict in January 2002 in favor of the plaintiff against the Company.  After various appeals and remand to the trial court, on January 31, 2005, the Company received a Memorandum Order ordering the Company to pay, after entry of judgment, backpay in the amount of $0.8 million, liquidated damages of $0.8 million and front pay of $0.5 million.  The court also ordered the Company to make monthly payments of $14,583 until the Company reinstates the plaintiff to the first available sales associate vacancy in the Dallas area.  The trial court denied, however, plaintiff’s request for enhanced backpay and prejudgment interest.  During the first quarter of fiscal 2005, the Company recorded an additional $1.7 million charge to selling, general and administrative expenses related to this matter.  During the second quarter of fiscal 2005, after negotiations with the plaintiff’s counsel, the Company agreed to pay $0.8 million in attorney’s fees, subject to the Company’s right to appeal the damages award.  As a result, the Company recorded an additional $0.3 million charge to selling, general and administrative expenses.  The Company has reserved an aggregate of $3.0 million in accrued liabilities for this matter as of March 31, 2005.  The Company filed its notice of appeal on April 28, 2005.

During fiscal years 2003 and 2004, one attorney filed five separate suits in Texas state court against the Company and certain of its subsidiaries, as well as unrelated third parties, alleging injuries to approximately 2,200 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one case, which names over 2,100 plaintiffs, have been stayed due to the unrelated bankruptcy of one of the other defendants.  The Company is awaiting a decision by the trial court on its motion to dismiss another case, which names 71 plaintiffs.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for any of their allegations.  In addition, the Company believes that it has meritorious defenses to all of the asserted claims.  The Company intends to vigorously defend all of these suits, unless a favorable settlement can be achieved.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against certain subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases were appealed to the Texas Supreme Court because management and legal counsel believe the verdicts were both legally and factually incorrect.  On December 31, 2004, the Texas Supreme Court reversed the judgment of the Court of Appeals and rendered judgment in the Company’s favor in one of such cases.  As a result, during the first quarter of fiscal 2005, the Company reversed the prior accrual for such case, resulting in a $0.3 million increase in gross profit for such quarter.  The other case remains on appeal.  The Company has $2.6 million reserved in accrued liabilities for the remaining case as of March 31, 2005.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program

October 1, 2004 through October 31, 2004	—	—	—	757,817
November 1, 2004 through November 30, 2004	65,400	$19.91	2,307,583	692,417
December 1, 2004 through December 31, 2004	139,393	$22.71	2,446,976	553,024
Total	204,793	$21.82		553,024

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on February 9, 2005.  At such meeting, Frank D. Bracken, Thomas G. Kahn and John C. Tolleson were elected to serve as Class III directors of the Company for a three year term and until their respective successors are elected and qualified. Of the 6,037,458 shares represented at the meeting in person or by proxy, Mssrs. Bracken, Kahn and Tolleson received 5,490,825, 6,010,161 and 5,941,082 votes, respectively, for their election as Class III directors.  Of the shares represented, 546,633, 27,297 and 96,376 shares withheld vote for the election of Mssrs. Bracken, Kahn and Tolleson, respectively.  The other directors whose terms of office continued after the meeting are as follows: Rae F. Evans, Donald E. Godwin, J.M. Haggar, III, Richard W. Heath and James Neal Thomas.

The stockholders also ratified the selection of PricewaterhouseCoopers LLP as the independent registered public accountants for the Company for the fiscal year ended September 30, 2005.  The votes with respect to this resolution were 5,995,419 for the resolution and 39,976 against, with 2,063 shares abstaining on the matter.

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

4(c)	Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(d)	Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

31(a)*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32(b)**	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.

Date: May 10, 2005

/s/ John W. Feray
John W. Feray
(Chief Accounting Officer)

Signed on behalf of the registrant and as chief accounting officer.

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

4(c)	Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(d)	Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

31(a)*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32(b)**	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith
**	Furnished herewith