Form 10-Q
period 2005-06-30
HAGGAR CORP
filed 2005-08-09
CIK 892533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

As of August 8, 2005, there were 7,083,333 shares of the Registrant’s common stock outstanding.

Haggar Corp. and Subsidiaries

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
(As of June 30, 2005 and September 30, 2004)

Consolidated Statements of Operations and Comprehensive Income
(Three and nine months ended June 30, 2005 and 2004)

Consolidated Statements of Cash Flows
(Nine months ended June 30, 2005 and 2004)

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information.

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

ITEM 1. FINANCIAL STATEMENTS

Haggar Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2005	September 30, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,175	$30,667
Accounts receivable, net	49,605	56,132
Inventories, net	87,995	95,229
Property held for sale	2,538	—
Deferred tax asset	11,027	11,021
Other current assets	5,923	7,392
Total current assets	177,263	200,441

Property, plant and equipment, net	41,316	44,394
Goodwill, net	9,472	9,472
Other assets	10,197	7,165
Total assets	$238,248	$261,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,983	$30,621
Accrued liabilities	29,962	36,678
Accrued wages and other employee compensation	4,119	8,538
Current portion of long-term debt	—	100
Total current liabilities	53,064	75,937

Other non-current liabilities	13,417	12,760
Deferred tax liability	374	374
Long-term debt	—	2,000
Total liabilities	66,855	91,071

Commitments and contingencies

Stockholders’ equity:
Preferred stock – par value $0.10 per share; 250,000 shares authorized and no shares issued and outstanding at June 30, 2005 or September 30, 2004	—	—
Common stock – par value $0.10 per share; 25,000,000 shares authorized; 9,530,309 and 9,455,679 shares issued at June 30, 2005 and September 30, 2004, respectively	953	945
Additional paid-in capital	56,135	54,966
Deferred compensation	(1,352)	(1,796)
Cumulative translation adjustment	5	(9)
Retained earnings	145,087	141,256
	200,828	195,362
Less – Treasury stock, 2,446,976 and 2,242,183 shares at cost at June 30, 2005 and September 30, 2004, respectively	(29,435)	(24,961)
Total stockholders’ equity	171,393	170,401
Total liabilities and stockholders’ equity	$238,248	$261,472

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Net sales	$119,492	$116,347	$340,833	$356,146
Cost of goods sold	85,026	84,109	243,725	255,690
Reorganization costs	(1,765)	—	(1,291)	—
Gross profit	36,231	32,238	98,399	100,456
Selling, general and administrative expenses	(28,837)	(29,368)	(91,601)	(91,429)
Royalty income	224	255	852	854
Other income (expense), net	398	(30)	608	369
Interest expense	(208)	(393)	(653)	(1,309)
Income before provision for income taxes	7,808	2,702	7,605	8,941

Provision for income taxes	3,052	1,032	2,695	3,415

Net income	$4,756	$1,670	$4,910	$5,526

Other comprehensive income (loss):

Foreign currency translation adjustment	(107)	135	14	393

Comprehensive income	$4,649	$1,805	$4,924	$5,919

NET INCOME PER COMMON SHARE:

— Basic	$0.68	$0.24	$0.70	$0.81

— Diluted	$0.67	$0.23	$0.69	$0.79

Weighted average number of common shares outstanding:

— Basic	6,997	7,049	7,017	6,810

— Diluted	7,090	7,164	7,124	6,962

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended June 30,
	2005	2004

Cash Flows from Operating Activities
Net income	$4,910	$5,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,134	4,548
Loss (gain) on the disposal of property, plant and equipment	182	(232)
Stock-based compensation expense	625	389
Increase in cash surrender value of officers’ life insurance policies	(304)	(370)
Tax benefits from employee stock plans	192	—
Changes in assets and liabilities:
Accounts receivable, net	6,895	5,079
Inventories, net	7,225	956
Other current assets	1,470	(1,662)
Other assets	119	(21)
Accounts payable	(14,261)	(1,233)
Accrued liabilities	(6,740)	3,475
Accrued wages and other employee compensation	(4,419)	(1,139)
Other non-current liabilities	657	1,228
Net cash provided by operating activities	685	16,544

Cash Flows from Investing Activities
Purchases of property, plant and equipment, net	(4,443)	(2,846)
Proceeds from sale of property, plant and equipment	842	232
Decrease in restricted cash	—	1,287
Net payments of loans on officers’ life insurance policies	(2,422)	—
Premiums on officers’ life insurance policies	(617)	(693)
Proceeds from officers’ life insurance policies	—	471
Net cash used in investing activities	(6,640)	(1,549)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	74,000	66,000
Payments on long-term debt	(76,100)	(69,669)
Proceeds from exercise of employee stock options	797	7,474
Debt issuance costs	—	(420)
Purchases of treasury stock	(4,474)	—
Increase (decrease) in book overdrafts	2,302	(4,472)
Payments of cash dividends	(1,078)	(1,043)
Net cash used in financing activities	(4,553)	(2,130)

Effect of exchange rates on cash and cash equivalents	16	148

Increase (decrease) in cash and cash equivalents	(10,492)	13,013
Cash and cash equivalents, beginning of period	30,667	7,674
Cash and cash equivalents, end of period	$20,175	$20,687

The accompanying notes are an integral part of these consolidated financial statements.

Haggar Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

Financial Statement Preparation

The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations and comprehensive income for the three and nine months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended June 30, 2005 and 2004, have been prepared by Haggar Corp. (together with its subsidiaries, the “Company”) without audit.  The consolidated balance sheet as of September 30, 2004, has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company at June 30, 2005, and for all other periods presented, have been made.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting.  Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Accounting for Stock Based Compensation

The Company accounts for its long-term incentive plans under Accounting Principles Board Opinion No. 25.  As required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income and net income per common share are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$4,756	$1,670	$4,910	$5,526
Add back: Stock-based compensation included in net income as reported, net of related tax effects	145	106	394	241
Less: Pro-forma stock-based compensation expense, net of related tax effects	(161)	(114)	(429)	(266)
Pro-forma net income	$4,740	$1,662	$4,875	$5,501
Net income per common share:

—Basic
As reported	$0.68	$0.24	$0.70	$0.81
Pro forma	$0.68	$0.24	$0.69	$0.81

—Diluted
As reported	$0.67	$0.23	$0.69	$0.79
Pro forma	$0.67	$0.23	$0.68	$0.79

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

In June 2005, 3,000 shares of restricted stock with a fair value of $20.11 per share were granted to one director of the Company.  In February 2005, 5,000 shares of restricted stock with a fair value of $18.99 per share were granted to another director of the Company. In the second quarter of fiscal 2004, 125,000 shares of restricted stock with fair values ranging from $19.69 to $19.85 per share were granted to certain officers and directors of the Company.  All such restricted stock shares, which were granted under the 2003 LTIP, have dividend rights and voting rights, but are subject to restrictions on transfer and risk of forfeiture until vested.  The shares vest in three equal annual installments.  The Company recorded in stockholders’ equity deferred compensation of $0.2 million and $2.5 million during the nine months ended June 30, 2005 and 2004, respectively, related to the restricted stock grants.  In May 2004, one of the Company’s officers resigned and forfeited 10,000 restricted shares.  The Company reversed $0.2 million in deferred compensation related to these shares, as well as minimal expense the Company had recognized through the date of forfeiture.  The remaining deferred compensation balance will be amortized as expense on a straight-line basis over the vesting periods of the respective awards.

Correction of Prior Period Errors

In connection with the financial statement preparation process for the quarter ended December 31, 2004, the Company’s management identified two accounting errors related to prior reporting periods.  The first error was an understatement of inventory at September 30, 2004, resulting from utilization of incorrect finished goods inventory overhead factors at such date.  This error was corrected in the quarter ended December 31, 2004 and resulted in an overstatement of cost of sales of $760,000 for the quarter ended December 31, 2004.  The second error was an understatement of the customer allowances reserve at September 30, 2004.  This error was also corrected in the quarter ended December 31, 2004, and resulted in an overstatement of net sales of $773,000 for the quarter ended December 31, 2004.  Management believes that the impact of these errors was not quantitatively or qualitatively material on an individual and net basis to the prior period or the quarter ended December 31, 2004.  As such, prior period results have not been restated and the errors corrections were recorded in the quarter ended December 31, 2004.

2.  2005 Strategic Sourcing Changes

Sewing Facilities

On May 3, 2005, the Company announced plans to close its two remaining Company-operated sewing plants, located in Leon, Mexico and La Romana, Dominican Republic, as part of the Company’s plan to focus sourcing efforts in the Eastern Hemisphere.  As of March 31, 2005, the Company employed approximately 1,675 associates at the sewing facilities.  The Company completed the closures during the third quarter of fiscal 2005.

As of March 31, 2005, given that plant closures and associated severance costs were probable, management recorded a $0.8 million pre-tax charge to reorganization costs for severance and other related benefits in accordance with SFAS No. 112, “Employer’s Accounting for Post-employment Benefits and an Amendment of FASB Statements No. 5 and 43.”  During the third quarter of fiscal 2005, the Company incurred $0.8 million in additional charges related to the closure, which included $0.3 million in additional severance and other related benefits, $0.3 million related to the accelerated depreciation of certain equipment at the sewing plants and $0.2 million for other costs related to the closure.

As of June 30, 2005, the Company included $0.4 million in unpaid severance and other related benefits and $0.2 million in other shutdown costs in accrued liabilities.  The Company expects to pay a substantial portion of these amounts by September 2005.   The Company is actively marketing the land, building and other equipment from the Mexico facility, as well as certain equipment from the Dominican Republic facility.  Land, building and equipment costs from both sewing plants of $0.6 million were classified as property held for sale as of June 30, 2005.  Management expects the selling prices for all property held for sale to exceed carrying values.

Raw Materials Warehouse

On March 31, 2005, the Company closed its owned raw materials warehouse facility in Weslaco, Texas.   The Company eliminated 16 positions in conjunction with the closure, resulting in a pre-tax charge of approximately $0.1 million to selling, general and administrative expense during the second quarter of fiscal 2005.

As of June 30, 2005, the Company was actively marketing the property, which includes a separate building used as a fabric cutting facility until its closure in fiscal 2002.  Accordingly, land and building costs of $1.9 million were classified as property held for sale as of June 30, 2005.

3.  Inventories, net

Inventories, net are stated at the lower of cost (first-in, first-out) or market and consisted of the following at June 30, 2005, and September 30, 2004 (in thousands):

	June 30, 2005	September 30, 2004
Piece goods	$4,103	$4,473
Trimmings & supplies	240	1,550
Work-in-process	2,954	4,464
Finished garments	81,739	85,526
	89,036	96,013
Inventory reserves	(1,041)	(784)
Total inventories, net	$87,995	$95,229

Work-in-process and finished garments inventories consisted of materials, labor and manufacturing overhead.

4.  Long-Term Debt

Long-term debt consisted of the following at June 30, 2005, and September 30, 2004 (in thousands):

	June 30, 2005	September 30, 2004
Borrowings under revolving credit line	$—	$—
Industrial Development Revenue Bonds	—	2,100
Total debt	—	2,100
Less – current portion	—	(100)
Long-term debt	$—	$2,000

As of June 30, 2005, the Company had no amounts outstanding under a $111.0 million unsecured revolving credit agreement (the “Agreement”).  The available borrowing capacity was restricted to $54.6 million at June 30, 2005, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.3 million in unused letters of credit and commitment fees related to the available borrowing capacity during the nine months ended June 30, 2005. The interest rates ranged from 2.34% to 6.25% during the nine months ended June 30, 2005, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company.  The Agreement, which expires in June 2007, prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of June 30, 2005, the Company was in full compliance with its financial and other covenants under the Agreement.  On August 5, 2005, the Company notified the lender that it would reduce the maximum borrowings under the Agreement to $70.0 million, effective September 6, 2005. Management exercised the right to reduce the maximum borrowings in order to reduce future commitment fees due to the Company’s current anticipated borrowing requirements.

The Company called and paid in full the remaining $2.0 million balance of outstanding Industrial Development Revenue bonds on June 30, 2005, without penalty.  The bonds were collateralized by a building and certain equipment at the Company’s former fabric cutting facility in Weslaco, Texas, which the Company is currently marketing for sale.

5.  Segment Reporting

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America.  The Company also operates a retail segment, which markets Haggar® branded products through 82 Company-operated stores located in outlet and strip malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by manufacturers or marketers of specified products in specified geographic areas.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit is comprised of segment net income before interest expense and provision for income taxes.

The table below reflects the Company’s segment results for the three and nine months ended June 30, 2005 and 2004 (in thousands):

Three months ended June 30,	Wholesale	Retail	Licensing	Consolidated
2005
Net sales	$103,351	$16,141	$—	$119,492
Segment profit	$7,156	$636	$224	$8,016

2004
Net sales	$103,173	$13,174	$—	$116,347
Segment profit	$2,337	$503	$255	$3,095

Nine months ended June 30,	Wholesale	Retail	Licensing	Consolidated
2005
Net sales	$297,268	$43,565	$—	$340,833
Segment profit	$6,263	$1,143	$852	$8,258

2004
Net sales	$317,629	$38,517	$—	$356,146
Segment profit	$8,389	$1,007	$854	$10,250

A reconciliation of total segment profit to consolidated income before provision for income taxes is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Total segment profit	$8,016	$3,095	$8,258	$10,250
Interest expense	(208)	(393)	(653)	(1,309)
Consolidated income before provision for income taxes	$7,808	$2,702	$7,605	$8,941

The table below reflects the net sales related to the Company’s key product lines as a percentage of consolidated net sales for the three and nine months ended June 30, 2005 and 2004:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net sales by category:
Men’s Haggar® branded apparel	64.2%	62.4%	63.4%	66.9%
Men’s licensed apparel	12.2%	15.1%	12.3%	9.7%
Men’s private label apparel	16.6%	14.6%	16.1%	14.2%
Women’s apparel	7.0%	7.9%	8.2%	9.2%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

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

In December 2004, the Company completed the sale of the aircraft to a third party for proceeds of $3.2 million, net of commission and expenses of $0.2 million.  The Company reimbursed the lessor for a $0.9 million deficiency, which included nominal fees related to the termination of the lease prior to December 31, 2004.  The Company had accrued $0.7 million of this amount as of September 30, 2004, and recorded the additional $0.2 million in selling, general and administrative expenses during the three months ended December 31, 2004.

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

The Company is a defendant in a wrongful termination lawsuit brought in federal district court in 2000 by a former salesman.  A jury rendered a verdict in January 2002 in favor of the plaintiff against the Company.  After various appeals and remand to the trial court, on January 31, 2005, the Company received a Memorandum Order ordering the Company to pay, after entry of judgment, backpay in the amount of $0.8 million, liquidated damages of $0.8 million and front pay of $0.5 million.  The court also ordered the Company to make monthly payments of $14,583 until the Company reinstates the plaintiff to the first available sales associate vacancy in the Dallas area.  The trial court denied, however, plaintiff’s request for enhanced backpay and prejudgment interest.  During the first quarter of fiscal 2005, the Company recorded an additional $1.7 million charge to selling, general and administrative expenses related to this matter.  During the second quarter of fiscal 2005, after negotiations with the plaintiff’s counsel, the Company agreed to pay $0.8 million in attorney’s fees, subject to the Company’s right to appeal the damages award.  As a result, the Company recorded an additional $0.3 million charge to selling, general and administrative expenses.  The Company filed its notice of appeal on April 28, 2005.  The Company has reserved an aggregate of $3.1 million in accrued liabilities for this matter as of June 30, 2005.

During fiscal years 2003 and 2004, one attorney filed five separate suits in Texas state courts against the Company and certain of its subsidiaries, as well as unrelated third parties, alleging injuries to approximately 3,000 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one case, which names over 2,900 plaintiffs, have been stayed due to the unrelated bankruptcy of one of the other defendants.  The Company is awaiting a decision by the trial court on its motion to dismiss another case, which names 71 plaintiffs.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for any of their allegations.  In addition, the Company believes that it has meritorious defenses to all of the asserted claims.  The Company intends to vigorously defend all of these suits, unless a favorable settlement can be achieved.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against certain subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases were appealed to the Texas Supreme Court because management and legal counsel believed the verdicts were both legally and factually incorrect.  On December 31, 2004, the Texas Supreme Court reversed the judgment of the Court of Appeals and rendered judgment in the Company’s favor in one of such cases.  As a result, during the first quarter of fiscal 2005, the Company reversed the prior accrual for such case, resulting in a $0.3 million increase in gross profit for such quarter.  On May 13, 2005, the Texas Supreme Court rendered judgment for the Company in the remaining case.  The Texas Supreme Court reversed the Court of Appeals’ judgment that had upheld a jury verdict of $0.2 in compensatory damages and $1.4 million in exemplary damages.  The Company had accrued $2.6 million as reorganization costs to cover the judgment, plus prejudgment and post-judgment interest that had accrued since the trial court entered judgment in 2000.  During the third quarter of fiscal 2005, the Company reversed the prior accrual for such case, resulting in a $2.6 million increase in gross profit for such quarter.

7.  Shipping and Handling Fees

The Company records shipping and handling fees as selling, general and administrative expense.  For the three and nine months ended June 30, 2005, such costs were $3.0 million and $9.5 million, respectively.  For the three and nine months ended June 30, 2004, such costs were $3.5 million and $10.4 million, respectively.

8.   Basic and Diluted Common Shares

The following table sets forth the computation of basic and diluted weighted average common shares (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	6,997	7,049	7,017	6,810
Shares equivalents, due to stock options and restricted stock	93	115	107	152
Weighted average diluted shares outstanding	7,090	7,164	7,124	6,962

All options were included in the diluted earnings per share calculation for the three months ended June 30, 2005. Options to purchase 18,868 shares were excluded from the diluted earnings per share calculation for the nine months ended June 30, 2005, because the options’ exercise prices were greater than the average market price of the common shares during the period.   Options to purchase 23,000 and 14,131 shares were excluded from the diluted earnings per share calculations for the three and nine months ended June 30, 2004, respectively, because the options’ exercise prices were greater than the average market price of the common shares during the period.

9.  Dividends

During the third quarter of fiscal 2005, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 15, 2005, which will be paid on August 29, 2005.  The second quarter of fiscal 2005 dividend of approximately $0.4 million was paid in May 2005.

10.  Related Party Transactions

A director of the Company is a partner of a law firm that rendered various legal services to the Company during the three and nine months ended June 30, 2005 and 2004.  The Company paid the law firm approximately $0.3 million and $0.5 million for legal services during the three and nine months ended June 30, 2005, respectively.  The Company paid the law firm approximately $0.1 million and $0.8 million for legal services during the three and nine months ended June 30, 2004, respectively.  There were approximately $45,000 and $0.1 million in unpaid fees due to the law firm at June 30, 2005 and September 30, 2004, respectively, which were included in accrued liabilities.

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

During November 2004, management communicated the reduction in force to the sales force and asked for volunteers to accept the severance benefits.  On December 15, 2004, management engaged in negotiations with three volunteers from the sales force and, as a result of these negotiations, granted an additional amount over the severance benefits prescribed by the severance plan.  The Company recorded an additional $0.3 million pre-tax charge to selling, general and administrative expenses during the first quarter of fiscal 2005 for these incremental severance benefits.  Severance payments for these three employees began at their termination dates in January 2005 and are expected to continue through March 2006.  The Company included $0.5 million in accrued liabilities related to these severance benefits at June 30, 2005.

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

The Company was notified of the death of one of the insured former officers in September 2004.  In November 2004, the insurance company applied the proceeds of $4.5 million directly to the $4.0 million in outstanding loans related to this policy, and the Company received net proceeds of $0.4 million, net of interest of $0.1 million, related to this policy.  In October 2004, the Company executed the surrender of $2.2 million in accumulated cash dividends on the second of these policies, resulting in a reduction of the policy loans for this amount.  In November 2004, the Company repaid the remaining policy loans of $2.9 million for these policies.  As a result of the transactions described above, at December 31, 2004, all policy loans had been repaid.  The cash surrender value of the policies at June 30, 2005, was $3.6 million.

13.  Equity

On November 30, 1999, the Board of Directors authorized the Company to repurchase of up to 3,000,000 shares of the Company’s stock (the “1999 Program”).  The 1999 Program does not have an expiration date.  As of September 30, 2002, the Company had purchased 2,242,183 shares of stock.  The Company did not purchase any shares in fiscal 2003 or fiscal 2004.  On November 8, 2004, the Company publicly announced that it was resuming its stock buyback program and, during the first quarter of fiscal 2005, purchased 204,793 shares of outstanding stock for $4.5 million commensurate with that announcement.  There were no additional purchases during the second and third quarters of fiscal 2005.  The amount and timing of additional purchases will depend upon market conditions.

14.  Property Sales

In April 2005, the Company sold an apartment property located in New York for proceeds of $0.7 million.  The Company recorded a gain on the sale of approximately $0.5 million to other income during the third quarter of fiscal 2005.

15.  Recently Issued and Adopted Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment”, to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123R will require companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation costs in the financial statements.  SFAS No. 123R is effective beginning as of the first annual reporting period beginning after June 15, 2005.  The Company will be required to adopt SFAS No. 123R beginning October 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date.  Management believes the impact of SFAS No. 123R on the Company’s results of operations will be consistent with the historical disclosure of pro forma stock compensation under SFAS No. 123; however, a portion of the tax benefit from the future exercise of stock options the Company has historically classified as net cash provided by operating activities will be reported in net cash by financing activities after the implementation of SFAS No. 123R.

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

Overview

The Company designs, imports and markets casual and dress men’s and women’s apparel products, including pants, shorts, suits, sportcoats, sweaters, shirts, dresses, skirts and vests, in the United States and abroad.  The Company’s operations are organized into three business units, wholesale, retail and licensing, each of which offers similar products through different distribution channels.  The Company’s wholesale segment, which sells apparel products through approximately 10,000 retail stores operated by the Company’s retail customers, is the primary distribution channel through which the Company sells its products.  The Company’s retail segment markets Haggar® branded products through 82 Company-operated retail stores located in outlet and strip malls throughout the United States.  The Company’s licensing segment generates royalty income by licensing the Company’s trademarks for use by manufacturers or marketers of specified products in specified geographic regions.

Within these segments, the Company’s principal product categories are as follows:

Men’s Haggar® branded apparel.  The Company’s Haggar® branded products consist of high quality, affordable men’s dress and casual pants, shirts, suits, sport coats, sweaters and vests.  These products are sold nationwide in major department stores and marketed through the Company’s own retail stores located in outlet and strip malls throughout the United States.  The Haggar® trademark is also licensed to manufacturers of related apparel and accessories in categories outside the core product lines of the Company, or to marketers of core or specified products in designated geographic regions outside the United States.

Men’s licensed apparel.  The Company is the licensee of certain trademarks owned by other apparel companies.  The Company has entered into license agreements to source and market certain men’s pants and shorts under the Kenneth Cole New York®, Kenneth Cole Reaction® and Claiborne® trademarks.

Men’s private label apparel.  The Company’s mass retailer division, The Horizon Group, markets men’s apparel products including dress pants, casual pants, shorts, suits, sport coats and shirts.  In addition to sourcing products under its own labels, the Company also sources men’s apparel for certain of its customers under the individual store’s proprietary label. These products, which are offered at lower price points than Haggar® licensed and branded apparel, are sold to customers such as Wal-Mart Stores, Inc. and J.C. Penney.

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

Key Performance Indicators

The Company’s management evaluates the financial condition and operating performance of the business on the basis of numerous factors, including:

Annual sales growth.  The Company has reported modest sales increases in recent years despite a trend in the apparel industry of declining retail prices and the consolidation of major retailers.  The Company plans to attain sales growth by maintaining a keen focus on the long-term business strategies over all the principal product categories.  The Company expects reduced overall sales for fiscal 2005 as compared to fiscal 2004 mainly related to a pant product called ForeverNew™ that did not meet expectations.

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

The Company continuously evaluates sourcing alternatives for high-quality, low-cost sourcing channels in order to increase gross profit.  During the third quarter of fiscal 2005, the Company closed the remaining Company-operated sewing plants in the Western Hemisphere to focus more sourcing in the Eastern Hemisphere.

Further, the Company continually pursues initiatives to reduce selling, general and administrative expenses.  Recent initiatives include the sale of the corporate aircraft, a headcount reduction in the sales force and the elimination of redundant activities in the men’s and women’s wear organizations.

Inventory turns.  The Company manages inventory levels by carefully evaluating sales plans and monitoring inventory purchasing lead times.  The Company also has introduced a variety of replenishment product programs, which contribute to higher inventory turns due to the decrease in inventory carrying costs.

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

Key Activity  - Three Months Ended June 30, 2005

Key activity for the three months ended June 30, 2005 included:

•                  The Texas Supreme Court rendered judgment for the Company in a wrongful termination case.  The judgment reversed a court of appeals’ judgment that had upheld a jury verdict of $1.6 million in total damages.  The judgment resulted in the reversal to income of a $2.6 million reserve that had been accrued in a prior period for these damages and pre- and post-judgment interest.

•                  The remaining Company-operated sewing facilities operated by subsidiaries of the Company in Leon, Mexico, and La Romana, Dominican Republic were closed.  The Company began to utilize other cost effective sourcing alternatives late in the third quarter 2005.

•                  The Company called and paid in full the remaining $2.0 million balance of outstanding Industrial Development Revenue (“IDR”) bonds on June 30, 2005, without penalty.

•                  Net sales increased 2.7% for the third quarter of fiscal 2005 as compared to net sales for the third quarter of fiscal 2004 primarily due to the Company’s expansion of retail outlets, improved sales of men’s private label products and an increase in sales of Haggar® branded products.

•                  Gross profit as a percentage of net sales, excluding reorganization costs, increased 1.1% for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

•                  Diluted earnings per share increased 191% for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies during the nine months ended June 30, 2005.

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

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

Net Sales

Net sales increased $3.1 million, or 2.7%, to $119.5 million for the third quarter of fiscal 2005, compared to net sales of $116.3 million for the third quarter of fiscal 2004.  The increase in net sales was primarily attributable to a $3.0 million increase in net sales for the Company’s retail stores due to strong same store sales and the net addition of 13 new stores since June 30, 2004.  Sales of men’s private label products increased $2.8 million primarily due to increased shipments to a key customer and the addition of two new customers during the third quarter of fiscal 2005.  The overall net sales increase was also due to a $1.9 million increase in Haggar® branded business primarily due to a shift in the timing of orders in fiscal 2005 as compared to fiscal 2004 for one customer, offset in part by reduced sales of seasonal sportswear and sales related to the Company’s ForeverNew™ pant product.  The Company also expanded its sales offerings into Mexico during February 2005, which resulted in $1.0 million in incremental sales for the third quarter of fiscal 2005 as compared to the same period in fiscal 2004.

These net sales increases were partially offset by a $3.0 million decrease in sales of Kenneth Cole® and Claiborne® branded products.  The Company’s domestic women’s wear business decreased $2.0 million due to the elimination of programs in the Juniors category and a continued decrease in sales to a key customer and to specialty stores.    However, this decrease was offset in part by sales growth of $1.2 million for the Company’s women’s wear products in Canada due to increased sales of new programs to key customers.   The Company also transferred its operations in the United Kingdom to a licensee during October 2004, which resulted in a $1.7 million decrease in net sales for the third quarter of fiscal 2005.

Reorganization Costs

Reorganization costs for the third quarter of fiscal 2005 were comprised of $2.6 million in income related to the reversal of a legal reserve due to a favorable ruling in a wrongful termination suit offset by $0.8 million in expenses related to plant closures during the period.

On May 3, 2005, the Company announced plans to close its two remaining Company-operated sewing plants, located in Leon, Mexico and La Romana, Dominican Republic, as part of the Company’s plan to focus sourcing efforts in the Eastern Hemisphere.  As of March 31, 2005, the Company employed approximately 1,675 associates at the sewing facilities.  The Company completed the closures during the third quarter of fiscal 2005.

As of March 31, 2005, given that plant closures and associated severance costs were probable, management recorded a $0.8 million pre-tax charge to reorganization costs for severance and other related benefits in accordance with SFAS No. 112, “Employer’s Accounting for Post-employment Benefits and an Amendment of FASB Statements No. 5 and 43.”  During the third quarter of fiscal 2005, the Company incurred $0.8 million in additional charges related to the closure, which included $0.3 million in additional severance and other related benefits, $0.3 million related to the accelerated depreciation of certain equipment at the sewing plants and $0.2 million for other costs related to the closure.

As of June 30, 2005, the Company included $0.4 million in unpaid severance and other related benefits and $0.2 million in other shutdown costs in accrued liabilities.  The Company expects to pay a substantial portion of these amounts by September 2005.  The Company is actively marketing the land, building and other equipment from the Mexico facility, as well as certain equipment from the Dominican Republic facility.  Land, building and equipment costs from both sewing plants of $0.6 million were classified as property held for sale as of June 30, 2005.  Management expects the selling prices for all property held for sale to exceed carrying values.

Gross Profit

Gross profit as a percentage of net sales increased to 30.3% in the third quarter of fiscal 2005, compared to 27.7% in the third quarter of fiscal 2004.  Absent $1.8 million in reorganization costs, gross profit as a percentage of net sales would have been 28.8% in the third quarter of fiscal 2005.  The increase was primarily attributable to a decrease in customer allowances for Haggar® branded products and better product costs for the Company’s private label products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased to 24.1% in the third quarter of fiscal 2005, compared to 25.2% in the third quarter of fiscal 2004.  The $0.5 million, or 1.8%, decrease in selling, general and administrative expenses was primarily due to a $0.3 million decrease in incentive compensation expense due to lower overall earnings projections for fiscal 2005, $0.7 million in reduced costs due to the transfer of operations in the United Kingdom to a licensee during the first quarter of fiscal 2005, $0.6 million related to a reduced estimate of outstanding self-insured health claims and $0.3 million in savings due to the sale of the corporate aircraft during the first quarter of fiscal 2005.  The expense decreases were offset by a $1.1 million increase in professional fees related to the Company’s compliance with the Sarbanes-Oxley Act as well as other miscellaneous expense increases.

Other Income

Other income increased $0.4 million to $0.4 million of other income for the third quarter of fiscal 2005, compared to $30,000 of other expense for the third quarter of fiscal 2004.  Other income for the third quarter of fiscal 2005 included a $0.5 million gain on the sale of a Company-owned apartment, offset by a $0.1 million loss on the disposal of certain fixtures.

Interest Expense

Interest expense decreased $0.2 million, or 47.1%, to $0.2 million for the third quarter of fiscal 2005, compared to $0.4 million for the third quarter of fiscal 2004, primarily due to the repayment of policy loans on officers’ life insurance policies during the first quarter of fiscal 2005 and lower debt levels during the third quarter of fiscal 2005.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax was 39.1% for the third quarter of fiscal 2005.  Comparatively, the Company’s income tax provision as a percentage of income before income tax was 38.2% for the third quarter of fiscal 2004.  The increase in the effective tax rate was primarily due to certain non-deductible expenses and a change in the estimate of certain potential state income tax assessments.

Comparison of Nine Months Ended June 30, 2005 to Nine Months Ended June 30, 2004

Net Sales

Net sales decreased $15.3 million, or 4.3%, to $340.8 million for the nine months ended June 30, 2005, compared to net sales of $356.1 million for the nine months ended June 30, 2004.  The decrease in net sales was primarily attributable to a $23.6 million reduction in the domestic Haggar® branded business due to weak performance of the Company’s ForeverNew™ product during the first nine months of fiscal 2005, a shift in the timing of orders in fiscal 2005 as compared to fiscal 2004 for one customer, reduced sales of seasonal sportswear and reductions in net sales to two department store customers.  The decrease in domestic net sales of Haggar® branded products was partially offset by a $7.3 million increase in sales of Kenneth Cole® and Claiborne® branded products with several customers.  The Company transferred its operations in the United Kingdom to a licensee during October 2004, which resulted in an additional $4.8 million decrease in net sales for the nine months ended June 30, 2005.  The Company’s domestic women’s wear business decreased $8.4 million due to the elimination of programs in the Juniors category as well as a continued decrease in sales to a key customer and specialty stores.  This decrease was offset in part by sales growth of $3.8 million for the Company’s women’s wear products in Canada due to increased sales of new programs to key customers.  The Company’s retail segment net sales increased $5.0 million due to management’s focus on effective promotional planning, improved store mix and the net addition of 13 new stores since the nine months ended June 30, 2004.

The Company expects reductions in orders for Haggar® branded men’s wear and Kenneth Cole® and Claiborne® branded products through the remainder of fiscal 2005 as compared to fiscal 2004.  The Company intends to explore opportunities for growth with its women’s wear programs in the United States and in the women’s wear business in Canada to offset decreased volume for its traditional women’s wear programs. Additionally, the Company plans to drive additional net sales increases in its retail division by opening new retail locations subsequent to June 30, 2005, and focusing on same-store sales growth.

Reorganization Costs

Reorganization costs for the nine months ended June 30, 2005 of $1.3 million were primarily attributable to $1.6 million in severance costs and other related benefits associated with the shutdown of the two remaining Company-operated sewing plants, offset by the reversal of accruals of $0.3 million and $2.6 million to earnings related to separate wrongful termination lawsuits in which the Company received favorable judgments on appeal in December 2004 and May 2005, respectively.

Gross Profit

Gross profit as a percentage of net sales increased to 28.9% in the nine months ended June 30, 2005, compared to 28.2% in the nine months ended June 30, 2004.  Absent $1.3 million in reorganization costs, gross profit as a percentage of net sales would have been 28.5% in the nine months ended June 30, 2005.   The increase in gross profit percentage was primarily due to an improved product mix for the Company’s men’s private label products, improved gross profits in the Company’s retail stores due to effective promotional and merchandise planning and a decrease in customer allowances on Claiborne® branded products due to a change in estimate.  The increase in gross profit was offset in part by an increase in customer allowances during the first quarter of fiscal 2005, which primarily related to markdowns associated with the ForeverNew™ products during the first quarter of fiscal 2005.

The Company continues to evaluate lower cost sourcing options.  The Company closed the last two Company-operated sewing plants as noted above and intends to reduce the number of suppliers to reduce costs, enhance product quality and improve product deliveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales increased to 26.9% in the nine months ended June 30, 2005, compared to 25.7% in the nine months ended June 30, 2004.  The $0.2 million, or 0.2%, increase in selling, general and administrative expenses primarily related to $2.5 million in incremental media advertising expense to introduce the ForeverNew™ product line during the first quarter of fiscal 2005 and $2.0 million in connection with a wrongful termination lawsuit.  The increase in selling, general and administrative expenses was also attributable to a $1.4 million increase in professional fees related to the Company’s compliance with the Sarbanes-Oxley Act, and other administrative expense increases.  The increases were partially offset by a $1.5 million decrease in incentive compensation expense due to lower overall earnings projections for fiscal 2005, $1.9 million in reduced costs due to the transfer of operations in the United Kingdom to a licensee during the first quarter of fiscal 2005, $1.0 million in savings due to the sale of the corporate aircraft during the first quarter of fiscal 2005 and a $1.5 million decrease in expenses related to the Company’s global headquarters relocation in the first nine months of fiscal 2004.

During the first quarter of fiscal 2005, the Company also recorded a $0.3 million charge for additional severance benefits to three sales force employees.  The Company recorded a $0.4 million charge during fiscal 2004 when management committed to this reduction in force.  Severance payments for these three employees began at their termination dates in January 2005 and are expected to continue through March 2006.  The Company included $0.5 million in accrued liabilities related to these severance benefits as of June 30, 2005.

Other Income

Other income increased $0.2 million to $0.6 million during the nine months ended June 30, 2005, compared to $0.4 million for the nine months ended June 30, 2004.  Other income for the nine months ended June 30, 2005 included a $0.5 million gain on the sale of an apartment property, offset by a $0.1 million loss on the disposal of certain fixtures.  The prior period includes a gain on the sale of a property of $0.2 million.

Interest Expense

Interest expense decreased $0.6 million, or 50.0%, to $0.7 million for the nine months ended June 30, 2005, compared to $1.3 million for the nine months ended June 30, 2004, primarily due to the repayment of policy loans on officers’ life insurance policies during the first quarter of fiscal 2005 and lower debt levels during fiscal 2005.

Income Taxes

The Company’s income tax provision as a percentage of income before income tax was 35.4% for the nine months ended June 30, 2005.  Comparatively, the Company’s income tax provision as a percentage of income before income tax was 38.2% for the nine months ended June 30, 2004.  Despite an increase in certain non-deductible expenses and state income tax for the period ended June 30, 2005, the Company’s effective rate decreased primarily due to certain discrete period adjustments.  The Company recorded discrete period adjustments to reflect a downward revision in the Company’s estimate of interest owed related to a pending settlement with the Internal Revenue Service covering tax years 1993 to 1998 and a change in the estimate of certain potential state tax assessments.

Segment Profitability

The Company’s three operating segments are business units that offer similar products through different distribution channels.  The Company’s wholesale segment designs, manufactures, imports and markets casual and dress men’s and women’s apparel to retailers throughout North America.  The Company also operates a retail segment, which markets Haggar® branded products through 82 Company operated stores located in outlet and strip malls throughout the United States, and a licensing segment, which generates royalty income by licensing the Company’s trademarks for use by other manufacturers of specified products in specified geographic areas.  The Company evaluates performance and allocates resources based on segment profits.

Intercompany sales from the wholesale segment to the retail segment are not reflected in wholesale segment net sales.  Additionally, there is no profit included on sales from the wholesale segment to the retail segment.  Segment profit is comprised of segment net income before interest expense and provision for income taxes.

The table below reflects the Company’s segment results for the three and nine months ended June 30, 2005 and 2004 (in thousands):

Three months ended June 30,	Wholesale	Retail	Licensing	Consolidated
2005
Net sales	$103,351	$16,141	$—	$119,492
Segment profit	$7,156	$636	$224	$8,016

2004
Net sales	$103,173	$13,174	$—	$116,347
Segment profit	$2,337	$503	$255	$3,095

Nine months ended June 30,	Wholesale	Retail	Licensing	Consolidated
2005
Net sales	$297,268	$43,565	$—	$340,833
Segment profit	$6,263	$1,143	$852	$8,258

2004
Net sales	$317,629	$38,517	$—	$356,146
Segment profit	$8,389	$1,007	$854	$10,250

The table below reflects the net sales related to the Company’s key product lines as a percentage of consolidated net sales for the three and nine months ended June 30, 2005 and 2004:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net sales by category:
Men’s Haggar® branded apparel	64.2%	62.4%	63.4%	66.9%
Men’s licensed apparel	12.2%	15.1%	12.3%	9.7%
Men’s private label apparel	16.6%	14.6%	16.1%	14.2%
Women’s apparel	7.0%	7.9%	8.2%	9.2%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

The Company does not segregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Wholesale Segment

Wholesale segment net sales increased $0.2 million, or 0.2%, to $103.4 million for the third quarter of fiscal 2005, compared to $103.2 million for the third quarter of fiscal 2004.  The increase in wholesale segment net sales was primarily attributable to a $2.8 million increase in sales of men’s private label products primarily due to increased shipments to a key customer and the addition of two new customers during the third quarter of fiscal 2005.  The wholesale segment net sales increase was also due to a $1.9 million increase in Haggar® branded business primarily due to a shift in the timing of orders in fiscal 2005 as compared to fiscal 2004 for one customer, offset in part by reduced sales of seasonal sportswear and sales related to the Company’s ForeverNew™ pant product.  The Company also expanded its sales offerings into Mexico during February 2005, which resulted in $1.0 million in incremental sales for the third quarter of fiscal 2005 as compared to the same period in fiscal 2004.

These net sales increases were partially offset by a $3.0 million decrease in sales of Kenneth Cole® and Claiborne® branded products.  The Company’s domestic women’s wear business decreased $2.0 million due to the elimination of programs in the Juniors category and a continued decrease in sales to a key customer and to specialty stores.

However, this decrease was offset in part by sales growth of $1.2 million for the Company’s women’s wear products in Canada due to increased sales of new programs to key customers.   The Company also transferred its operations in the United Kingdom to a licensee during October 2004, which resulted in a $1.7 million decrease in net sales for the third quarter of fiscal 2005.

Wholesale segment net sales decreased $20.4 million, or 6.4%, to $297.3 million for the nine months ended June 30, 2005, compared to $317.6 million for the nine months ended June 30, 2004.  The decrease in wholesale segment net sales was primarily attributable to a $23.6 million reduction in the domestic Haggar® branded business due to weak performance of the Company’s ForeverNew™ product during the first nine months of fiscal 2005, a shift in the timing of orders in fiscal 2005 as compared to fiscal 2004 for one customer, reduced sales of seasonal sportswear and reductions in net sales to two department store customers.  The decrease in domestic net sales of Haggar® branded products was partially offset by a $7.3 million increase in sales of Kenneth Cole® and Claiborne® branded products.  The Company transferred its operations in the United Kingdom to a licensee during October 2004, which resulted in an additional $4.8 million decrease in net sales for the nine months ended June 30, 2005.  The Company’s domestic women’s wear business decreased $8.4 million due to the elimination of programs in the Juniors category as well as a continued decrease in sales to a key customer and specialty stores.  This decrease was offset in part by sales growth of $3.8 million for the Company’s women’s wear products in Canada due to increased sales of new programs to key customers.

Wholesale segment profit increased $4.9 million to $7.2 million for the third quarter of fiscal 2005, compared to $2.3 million for the third quarter of fiscal 2004.  The increase in wholesale segment profit was primarily due to $2.6 million in income related to the reversal of a legal reserve due to a favorable ruling in a wrongful termination suit.  The increase is also attributable to a 1.0% increase in gross profit as a percentage of net sales for the wholesale segment, excluding reorganization costs, primarily due to a decrease in customer allowances for Haggar® branded products and better product costs for the Company’s private label products.  The increase in wholesale segment profit was also due in part to a decrease in selling, general and administrative expenses of $1.6 million, primarily attributable to a decrease in incentive compensation expense due to lower overall earnings projections for fiscal 2005, reduced costs due to the transfer of operations in the United Kingdom to a licensee during the first quarter of fiscal 2005, a reduced estimate of outstanding self-insured health claims and savings due to the sale of the corporate aircraft during the first quarter of fiscal 2005.  The expense decreases were offset in part by an increase in professional fees related to the Company’s compliance with the Sarbanes-Oxley Act and additional reorganization costs related to the closure of the sewing plants.

Wholesale segment profit decreased $2.1 million, or 25.3%, to $6.3 million for the nine months ended June 30, 2005, compared to $8.4 million for the nine months ended June 30, 2004.  The decrease in wholesale segment profit was primarily attributable to a $20.4 million decrease in net sales as noted above.  The Company also incurred $1.6 million in reorganization costs related to the shutdown of the two remaining Company-operating sewing plants.  The decrease was also attributable to an increase in wholesale segment selling, general and administrative expenses as a percentage of net sales to 24.5% during the nine months ended June 30, 2005 from 23.5% for the comparable period in fiscal 2004.  This increase was due to increased media advertising expense and expenses related to a wrongful termination lawsuit.  The increase in selling, general and administrative expenses was also attributable to an increase in professional fees related to the Company’s compliance with the Sarbanes-Oxley Act.  The increases were partially offset by a decrease in incentive compensation expense due to lower overall earnings projections for fiscal 2005, reduced costs due to the transfer of operations in the United Kingdom to a licensee during the first quarter of fiscal 2005, savings due to the sale of the corporate aircraft during the first quarter of fiscal 2005, a severance charge related to a reduction of the sales force and a decrease in expenses related to the Company’s global headquarters relocation in the first nine months of fiscal 2004.

The decrease in wholesale segment profit for the nine months ended June 30, 2005 was offset in part by the reversal of accruals of $0.3 million and $2.6 million to earnings related to separate wrongful termination lawsuits in which the Company received favorable judgments on appeal in December 2004 and May 2005, respectively.

Retail Segment

Retail segment net sales increased $2.9 million, or 22.5%, to $16.1 million for the third quarter of fiscal 2005, compared to $13.2 million for the third quarter of fiscal 2004.  Retail segment net sales increased $5.1 million, or 13.1%, to $43.6 million for the nine months ended June 30, 2005, compared to $38.5 million for the nine months ended June 30, 2004.  The increase in net sales for the retail segment for both periods was primarily attributable to strong same store sales, the net addition of 13 new stores since June 30, 2004, a seasonal promotion during the third quarter of fiscal 2005 that resulted in higher sales volume than the comparable period in fiscal 2004 and improved merchandising efforts.

Retail segment profit increased $0.1 million, or 26.4%, to $0.6 million for the third quarter of fiscal 2005, compared to $0.5 million for the third quarter of fiscal 2004.  Although, the retail segment reported a $2.9 million increase in net sales for the third quarter of fiscal 2005, retail gross profit as a percentage of net sales decreased 1.3%, primarily due to seasonal promotions to address competitive discounting during the period.  Retail segment selling, general and administrative expenses also increased $1.0 million primarily due to increased employee compensation and marketing expenses, increased store opening expenses and other volume-related expense increases.

Retail segment profit increased $0.1 million, or 13.5%, to $1.1 million for the nine months ended June 30, 2005, compared to $1.0 million for the nine months ended June 30, 2004.  Although the retail segment reported a $5.1 million increase in net sales for the period, retail gross profit as a percentage of net sales decreased 0.5%, primarily due to promotions during the period and downward pricing pressures from the Company’s retail competitors.  Retail segment selling, general and administrative expenses also increased $2.0 million primarily due to increased employee compensation and marketing expenses, increased store opening expenses and other volume-related expense increases.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under its unsecured revolving credit facility.  As of June 30, 2005, the Company had cash and cash equivalents of $20.2 million.

As of June 30, 2005, the Company had no amounts outstanding under a $111.0 million unsecured revolving credit agreement (the “Agreement”).  The available borrowing capacity was restricted to $54.6 million at June 30, 2005, under the Agreement’s funded debt to operating cash flow covenant.  The Company incurred approximately $0.3 million in unused letters of credit and commitment fees related to the available borrowing capacity during the nine months ended June 30, 2005. The interest rates ranged from 2.34% to 6.25% during the nine months ended June 30, 2005, and were based upon both margins over a bank base rate and margins over LIBOR, depending on the borrowing option selected by the Company.  The Agreement, which expires in June 2007, prohibits the Company from pledging its accounts receivable and inventories, contains limitations on incurring additional indebtedness, requires maintaining minimum net worth levels of the Company and the Company’s main operating subsidiary, and requires the maintenance of certain financial ratios.  The Agreement also prohibits the payment of any dividend if a default exists after giving effect to such a dividend.  As of June 30, 2005, the Company was in full compliance with its financial and other covenants under the Agreement.  On August 5, 2005, the Company notified the lender that it would reduce the maximum borrowings under the Agreement to $70.0 million, effective September 6, 2005.  Management exercised the right to reduce the maximum borrowings in order to reduce future commitment fees due to the Company’s current anticipated borrowing requirements.

The Company called and paid in full the remaining $2.0 million balance of outstanding IDR bonds on June 30, 2005 without penalty.  The bonds were collateralized by a building and certain equipment at the Company’s fabric cutting facility in Weslaco, Texas.

In February 2005, the Company purchased software related to a new financial management system.  The implementation of the system began during the third quarter of fiscal 2005, and is scheduled for completion during the third quarter of fiscal 2006.  The Company anticipates that costs to purchase the software and implement the new system will be approximately $2.0 million to $3.0 million over the next nine months.  The Company also plans to replace the merchandising and point-of-sale systems at the retail segment.  The Company anticipates that implementation of these systems will begin during January 2006 and conclude by the end of fiscal 2006.  The Company estimates that costs to license the software and implement the new retail systems will be approximately $1.5 to $2.5 million.  The Company intends to fund the implementation of these new systems with cash flows from operations.

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

The Company was notified of the death of one of the insured former officers in September 2004.  In November 2004, the insurance company applied the proceeds of $4.5 million directly to the $4.0 million in outstanding loans related to this policy, and the Company received net proceeds of $0.4 million, net of interest of $0.1 million, related to this policy.  In October 2004, the Company executed the surrender of $2.2 million in accumulated cash dividends on the second of these policies, resulting in a reduction of the policy loans for this amount.  In November 2004, the Company repaid the remaining policy loans of $2.9 million for these policies.  As a result of the transactions described above, at December 31, 2004, all policy loans had been repaid.  The cash surrender value of the policies at June 30, 2005 was $3.6 million.

On November 30, 1999, the Board of Directors authorized the Company to repurchase of up to 3,000,000 shares of the Company’s stock (the “1999 Program”).  The 1999 Program does not have an expiration date.  As of September 30, 2002, the Company had purchased 2,242,183 shares of stock.  The Company did not purchase any shares in fiscal 2003 or fiscal 2004.  On November 8, 2004, the Company publicly announced that it was resuming its stock buyback program and, during the first quarter of fiscal 2005, purchased 204,793 shares of outstanding stock for $4.5 million commensurate with that announcement.  There were no additional purchases during the second and third quarters of fiscal 2005.  The amount and timing of additional purchases will depend upon market conditions.

During the third quarter of fiscal 2005, the Company declared a cash dividend of $0.05 per share payable to the stockholders of record on August 15, 2005, which will be paid on August 29, 2005.  The second quarter of fiscal 2005 dividend of approximately $0.4 million was paid in May 2005.

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

In March 2005, the Company extended the term of its license agreement to manufacture and market men’s pants and shorts under the Claiborne® trademark through December 2010.  There were no other material revisions to the terms of this license agreement.

The Company has other contractual obligations and commercial commitments as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures About Contractual Obligations And Commercial Commitments” of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  Except as discussed herein, there have been no material changes in the Company’s contractual obligations and commercial commitments since September 30, 2004.

Cash Flow Results for the Nine Months Ended June 30, 2005

Net cash provided by operating activities decreased $15.8 million to $0.7 million during the nine months ended June 30, 2005, compared to $16.5 million during the nine months ended June 30, 2004.  The decrease in net cash provided by operating activities was primarily due to a decrease in the accounts payable balance due to the timing of payments, a decrease in accrued liabilities primarily due to payment for inventory that was in transit at the end of fiscal 2004, payment of severance benefits for terminated employees at the sewing plants closed during the third quarter of fiscal 2005 and payment of a $0.9 million residual value guarantee related to the lease on the Company’s corporate aircraft.  The decrease in cash provided by operating activities was also attributable to a decrease in accrued incentive compensation for fiscal 2005.  These decreases in cash provided by operating activities were offset by a decrease in inventory purchases during the nine months ended June 30, 2005 due to improved management of inventory levels during the period.

Net cash used in investing activities increased $5.1 million to $6.6 million during the nine months ended June 30, 2005, compared to $1.5 million during the nine months ended June 30, 2004.  Investing activities for the nine months ended June 30, 2005 included $2.4 million in net payments on officer’s life insurance policy loans.  The increase in cash used in investing activities was also due to a $1.6 million increase in capital expenditures for the nine months ended June 30, 2005 as compared to the same period for fiscal 2004.  Capital expenditures for the nine months ended June 30, 2005 included $0.5 million related the purchase of software for the Company’s new financial system to be implemented in fiscal 2006 as well as capital expenditures related to 12 new retail stores opened during the period.  Capital expenditures for the nine months ended June 30, 2004 included $2.0 million related to capital improvements of the new global headquarters facility, $1.3 million of which were financed with funds transferred from restricted cash.

Net cash used in financing activities increased $2.5 million to $4.6 million in the nine months ended June 30, 2005 from $2.1 million in the nine months ended June 30, 2004.  The increase was primarily due to a decrease of $6.7 million in proceeds from the exercise of employee stock options and increased purchases of treasury stock of $4.5 million, as the Company resumed its stock buyback program during fiscal 2005.  The increase in cash used in financing activities was offset by $2.3 million in cash provided by book overdrafts during the nine months ended June 30, 2005, compared to $4.5 million in cash used for book overdrafts for the comparable period in fiscal 2004, due to the timing of check clearing activity at the Company’s banks.  The increase in cash used in financing activities was also offset by a $1.6 million decrease in net repayments of long-term debt.  While the nine months ended June 30, 2005 included a $2.1 million payment of the remaining IDR bonds, the comparable period in fiscal 2005 included a $3.5 million payment on senior notes that were no longer outstanding during fiscal 2005.

Risks Related to the Company’s Business

An investment in the Company involves certain risks and uncertainties.  The risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q should be carefully considered.  If any of the events described below or elsewhere occurs, the Company’s business could be adversely affected in a material way.

Dependence on Key Customers

The Company’s four largest customers accounted for approximately 51% and 53% of the Company’s net sales during the nine months ended June 30, 2005 and 2004, respectively.  The same four customers accounted for approximately 62% of trade receivables as of June 30, 2005 and September 30, 2004.  The loss of the business of one or more of the Company’s larger customers could have a material adverse effect on the Company.

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

Dependence on Third-Party Manufacturers

The Company is dependent upon third parties for the manufacture of 100% of its products. The inability of a manufacturer to ship orders of the Company’s products in a timely manner or to meet quality standards could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner and the loss of such suppliers could have a material adverse effect on the Company’s short-term operating results.

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

Weaknesses in Internal Controls

Weaknesses in internal controls and procedures could have a material adverse effect on the Company.  For further discussion of the Company’s internal control over financial reporting, including significant deficiencies and material weaknesses identified and the related remediation effort, see “Item 4. Controls and Procedures.”  Other instances of weaknesses in the Company’s internal controls and procedures could occur or be identified in the future. Any such weaknesses may have a material adverse effect on the Company.

Recently Issued and Adopted Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment”, to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123R will require companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation costs in the financial statements.  SFAS No. 123R is effective beginning as of the first annual reporting period beginning after June 15, 2005.  The Company will be required to adopt SFAS No. 123R beginning October 1, 2005 for new awards of stock-based compensation granted after that date and for unvested awards outstanding at that date.  Management believes the impact of SFAS No. 123R on the Company’s results of operations will be consistent with the historical disclosure of pro forma stock compensation under SFAS No. 123; however, a portion of the tax benefit from the future exercise of stock options the Company has historically classified as net cash provided by operating activities will be reported in net cash by financing activities after the implementation of SFAS No. 123R.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange risk and interest rate risk, which may adversely affect its financial position, results of operations and cash flows. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any derivative financial instrument.  There was no variable rate debt outstanding at June 30, 2005.

Item 4.  Controls and Procedures

(a)                               Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Accounting Officer of the Company have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-15(e) and 15d-15(e)), and have concluded, as more fully described below in Item 4(b), that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed in the periodic reports the Company files or submits under the Securities Exchange Act of 1934.  Such disclosure controls and procedures were also effective in ensuring that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)                               Internal Control over Financial Reporting

In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.  The following significant deficiencies and material weaknesses have been identified during the nine months ended June 30, 2005:

(i)             In connection with the financial statement preparation process for the quarter ended December 31, 2004, the Company’s management identified two control deficiencies which management believed constituted material weaknesses in its internal controls. The first of these related to the finished goods inventory valuation process.  Management believed that there was inadequate analysis of the capitalized cost factors used in the finished goods inventory valuation.  During January 2005, the Company remediated this weakness in its internal control over financial reporting by implementing a detailed review of the calculation of capitalized cost factors.  The review includes a process to verify completeness and accuracy of general ledger accounts included in the calculation of the cost capitalization factors, as well as a review of the appropriateness of the expenses included within those accounts.  The Company also implemented a more robust monthly analytical review of the trend of capitalized cost factors compared to prior periods.

(ii)   The second material weakness related to internal controls for customer allowance reserves identified in the quarter ended December 31, 2005.  The Company periodically grants allowances for certain customers.  The Company’s management identified customer allowances for which a reserve was not recorded on a timely basis.  During January 2005, the Company remediated this weakness in internal controls by conducting training on the Company’s accounting for customer allowance reserves for those senior sales personnel with the responsibility for customer allowances.

(iii) In connection with a review of all outstanding customer allowance reserves in February 2005, the Company’s management identified control deficiencies that, when considered in the aggregate, management believed constituted a material weakness in its internal controls.  Management determined that a key control requiring adequate supporting documentation and periodic review for customer allowance reserves was not operating effectively.  Management also noted that there were no controls in place to ensure adequate monitoring of customer allowance reserves by sales management personnel and timely communication of such allowances with accounting personnel.

To remediate the control deficiencies related to customer allowances which were identified during February 2005, the Company has enhanced the periodic review process by sales personnel for all customer allowances granted as well as the supporting documentation that is required to record such allowances.  In addition, although the Company conducted training in January 2005 on customer allowances, the Company believed, given the new occurrence, that additional training was required.  That additional training was conducted in May 2005 with sales personnel, and emphasized timely communication on all arrangements with customers and the importance of documentation of such transactions.

(iv)      Management’s assessment of the Company’s internal control over financial reporting pursuant to the Sarbanes Oxley Act of 2002 is ongoing and is, therefore, incomplete. However, during the second quarter of fiscal 2005, management identified a significant deficiency that could potentially be, if not remediated, a material weakness.  The significant deficiency relates to controls over the access to financial application programs and data.  Specifically, the Company does not maintain effective controls over the granting, maintenance and termination of user identification and passwords for employees, the required segregation of duties within certain financial applications and the independent monitoring and verification of internal user access to data.

To address the significant deficiency related to systems access, the Company is implementing controls to require monthly updates of all user access lists for all financial applications.  While the Company has not detected any financial statement errors resulting from this significant deficiency, full remediation is not complete at the date of this report.  However, management expects to complete remediation by the end of fiscal 2005.  The Company will also implement its new financial management systems during fiscal 2006.  The benefits of this implementation include an enhanced security model as compared to the Company’s current system.

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

The Company is a defendant in a wrongful termination lawsuit brought in federal district court in 2000 by a former salesman.  A jury rendered a verdict in January 2002 in favor of the plaintiff against the Company.  After various appeals and remand to the trial court, on January 31, 2005, the Company received a Memorandum Order ordering the Company to pay, after entry of judgment, backpay in the amount of $0.8 million, liquidated damages of $0.8 million and front pay of $0.5 million.  The court also ordered the Company to make monthly payments of $14,583 until the Company reinstates the plaintiff to the first available sales associate vacancy in the Dallas area.  The trial court denied, however, plaintiff’s request for enhanced backpay and prejudgment interest.  During the first quarter of fiscal 2005, the Company recorded an additional $1.7 million charge to selling, general and administrative expenses related to this matter.  During the second quarter of fiscal 2005, after negotiations with the plaintiff’s counsel, the Company agreed to pay $0.8 million in attorney’s fees, subject to the Company’s right to appeal the damages award.  As a result, the Company recorded an additional $0.3 million charge to selling, general and administrative expenses.  The Company filed its notice of appeal on April 28, 2005.  The Company has reserved an aggregate of $3.1 million in accrued liabilities for this matter as of June 30, 2005.

During fiscal years 2003 and 2004, one attorney filed five separate suits in Texas state courts against the Company and certain of its subsidiaries, as well as unrelated third parties, alleging injuries to approximately 3,000 former employees from airborne fibers and chemicals in certain of the Company’s now closed facilities located in south Texas.  All proceedings in one case, which names over 2,900 plaintiffs, have been stayed due to the unrelated bankruptcy of one of the other defendants.  The Company is awaiting a decision by the trial court on its motion to dismiss another case, which names 71 plaintiffs.  After taking discovery in one of the remaining cases, the Company believes that all of these cases and claims are frivolous and that the plaintiffs have no factual or legal basis for any of their allegations.  In addition, the Company believes that it has meritorious defenses to all of the asserted claims.  The Company intends to vigorously defend all of these suits, unless a favorable settlement can be achieved.

Jury verdicts in two cases totaling approximately $1.7 million in the aggregate were returned in fiscal 2000 against certain subsidiaries of the Company related to claims by former employees of now closed manufacturing facilities for wrongful discharge and common law tort.  Both cases were appealed to the Texas Supreme Court because management and legal counsel believed the verdicts were both legally and factually incorrect.  On December 31, 2004, the Texas Supreme Court reversed the judgment of the Court of Appeals and rendered judgment in the Company’s favor in one of such cases.  As a result, during the first quarter of fiscal 2005, the Company reversed the prior accrual for such case, resulting in a $0.3 million increase in gross profit for such quarter.  On May 13, 2005, the Texas Supreme Court rendered judgment for the Company in the remaining case.  The Texas Supreme Court reversed the Court of Appeals’ judgment that had upheld a jury verdict of $0.2 in compensatory damages and $1.4 million in exemplary damages.  The Company had accrued $2.6 million as reorganization costs to cover the judgment, plus prejudgment and post-judgment interest.  During the third quarter of fiscal 2005, the Company reversed the prior accrual for such case, resulting in a $2.6 million increase in gross profit for such quarter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 1999, the Board of Directors authorized the Company to repurchase of up to 3,000,000 shares of the Company’s stock.  The 1999 Program does not have an expiration date.  As of September 30, 2002, the Company had purchased 2,242,183 shares of stock.  The Company did not purchase any shares in fiscal 2003 or fiscal 2004.  On November 8, 2004, the Company publicly announced that it was resuming its stock buyback program and, during the first quarter of fiscal 2005, purchased 204,793 shares of outstanding stock for $4.5 million commensurate with that announcement.  There were no additional purchases during the second and third quarters of fiscal 2005.  The amount and timing of additional purchases will depend upon market conditions.

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

4(c)		Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(d)		Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

10(a)	*	Notification dated August 5, 2005, reducing maximum borrowing under Second Amended and Restated Credit Agreement between the Company and JPMorganChase Bank, as Agent for a bank syndicate.

10(b)	*	Executive Employment Agreement dated August 8, 2005, between Haggar Clothing Co., and John W. Feray, Senior Vice President and Chief Accounting Officer.

31(a)	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32(b)	**	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haggar Corp.

Date: August 9, 2005	/s/ John W. Feray
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

4(c)		Form of Rights Certificate. (Incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

4(d)		Form of Summary of Rights. (Incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed October 15, 2002 [File No. 0-20850].)

10(a)	*	Notification dated August 5, 2005, reducing maximum borrowing under Second Amended and Restated Credit Agreement between the Company and JPMorganChase Bank, as Agent for a bank syndicate.

10(b)	*	Executive Employment Agreement dated August 8, 2005, between Haggar Clothing Co., and John W. Feray, Senior Vice President and Chief Accounting Officer.

31(a)	*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32(b)	**	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith
**	Furnished herewith